Form 10-Q
period 1996-03-31
CASTLE & COOKE INC/HI/
filed 1996-05-15
CIK 1002506

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                              --------------------

                                    FORM 10-Q

                              --------------------
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

               or

[ ]  Transition Report Pursuant to Section 13 or 15(d)
     of the Securities and Exchange Act of 1934
     For the transition period from                 to
                                    ---------------    ---------------

                         COMMISSION FILE NUMBER 1-14020


                              CASTLE & COOKE, INC.
             (Exact name of registrant as specified in its charter)

HAWAII                                                                77-0412800
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                      10900 WILSHIRE BOULEVARD, 16TH FLOOR
                              LOS ANGELES, CA 90024
              (Address of principal executive offices and zip code)

                                 (310) 208-3636
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Shares Outstanding at May 10, 1996
                  -----                    ----------------------------------
     Common Stock, without par value                19,954,725 shares

================================================================================

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets -- March 31, 1996 and
            December 31, 1995............................................... 3

          Consolidated Statements of Income -- quarters ended
            March 31, 1996 and March 31, 1995............................... 4

          Consolidated Statements of Cash Flows -- quarters ended
            March 31, 1996 and March 31, 1995............................... 5

          Notes to Consolidated Financial Statements........................ 6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................7-9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

SIGNATURES..................................................................11

                              CASTLE & COOKE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                     March 31,    December 31,
                                                       1996           1995
                                                    (Unaudited)     (Audited)
                                                   -----------    ------------
Cash and cash equivalents                           $    1,830      $    4,781
Receivables, net                                        41,178          35,065
Real estate developments                               550,703         571,828
Property, and equipment, net                           449,180         442,162
Other assets                                            18,607          17,897
                                                    ----------      ----------
    Total assets                                    $1,061,498      $1,071,733
                                                    ----------      ----------
                                                    ----------      ----------

Notes payable                                       $  177,000      $  185,000
Note payable to Dole                                    10,000          10,000
Accounts payable                                        20,521          26,697
Accrued liabilities                                     41,213          39,917
Deferred income taxes                                  180,326         178,877
Deferred income and other liabilities                   17,463          18,070
                                                    ----------      ----------
    Total liabilities                                  446,523         458,561
                                                    ----------      ----------
Preferred stock                                         35,175          35,000
Common shareholders' equity
  Common stock                                         510,953         510,953
  Retained earnings                                     68,847          67,219
                                                    ----------      ----------
    Total common shareholders' equity                  579,800         578,172
                                                    ----------      ----------
  Total liabilities and shareholders' equity        $1,061,498      $1,071,733
                                                    ----------      ----------
                                                    ----------      ----------


The accompanying notes are an integral part of these consolidated balance sheets.

                              CASTLE & COOKE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)


                                                          Quarter Ended
                                                    --------------------------
                                                                    Predecessor
                                                                      (Dole)
                                                     March 31,       March 31,
                                                       1996            1995
                                                    ----------     -------------
REVENUES
  Residential property sales                          $ 46,133        $ 59,455
  Resort revenues                                       19,319          12,695
  Commercial and other revenues                         11,606           9,514
                                                      --------        --------
      Total revenues                                    77,058          81,664

COST OF OPERATIONS
  Cost of residential property sales                    41,067          51,785
  Cost of resort operations                             20,389          18,934
  Cost of commercial and other operations                7,737           6,892
  General and administrative expenses                    3,220           2,361
                                                      --------        --------
      Total cost of operations                          72,413          79,972
                                                      --------        --------

Operating income                                         4,645           1,692
Interest and other income, net                             787             649
Interest expense                                           989               -
                                                      --------        --------
Income before income taxes                               4,443           2,341
Provision for income taxes                               1,755             960
                                                      --------        --------
Net income                                               2,688           1,381

Preferred stock dividend and accretion                  (1,060)              -
                                                      --------        --------
Net income available to common shareholders           $  1,628        $  1,381
                                                      --------        --------
                                                      --------        --------

Earnings per common share                             $    .08        $    .07
                                                      --------        --------
                                                      --------        --------

Average number of common shares outstanding
  for 1996 and pro forma for 1995                       19,952          19,952
                                                      --------        --------
                                                      --------        --------


The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                           Quarter Ended
                                                    --------------------------
                                                                    Predecessor
                                                                      (Dole)
                                                     March 31,       March 31,
                                                       1996            1995
                                                    ----------     -------------
Operating activities
  Net income                                          $  2,688        $  1,381
  Adjustments to reconcile net income to
    cash flow used in operating activities
    Depreciation and amortization                        4,546           7,031
    Deferred income taxes                                1,449           6,605
    Increase in receivables, net                        (6,113)           (859)
    Decrease (increase) in real estate developments     13,063          (5,413)
    Decrease in accounts payable                        (6,176)         (3,057)
    Increase (decrease) in accrued liabilities             411          (2,726)
    Net change in other assets and liabilities          (1,317)           (179)
                                                      --------        --------
      Cash flow provided by operating activities         8,551           2,783
                                                      --------        --------

Investing activities
  Acquisition of property, plant and equipment          (3,502)         (1,299)
                                                      --------        --------
      Cash flow used in investing activities            (3,502)         (1,299)
                                                      --------        --------

Financing activities
  Net reductions under revolving loan agreement         (8,000)              -
                                                      --------        --------
      Cash flow used in financing activities            (8,000)              -
                                                      --------        --------

Decrease in cash and cash equivalents                   (2,951)         (1,484)

Cash and cash equivalents at beginning of period         4,781           1,404
                                                      --------        --------
Cash and cash equivalents at end of period            $  1,830        $  2,888
                                                      --------        --------
                                                      --------        --------

SUPPLEMENTAL CASH FLOW DATA
Cash paid during the first quarter for:
  Interest paid                                       $  3,113        $      -
  Income taxes paid                                        306               -


The accompanying notes are an integral part of these consolidated financial statements

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. (the Company), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 and March 31, 1995, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution to its shareholders.

The consolidated statements of operations and cash flows contained herein prior to December 28, 1995 are those of Dole and have been prepared on the basis that the assets and liabilities of the real estate and resorts business were transferred using historical carrying values as recorded by Dole and present the Company's results of operations and cash flows as derived from Dole's historical financial statements.

The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects. The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

Operating results for 1995 have been restated to reflect results from January 1, 1995 to March 31, 1995. Results were previously reported for the former parent's fiscal quarter ending March 25, 1995.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are contingently liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf.

The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the final resolution of these lawsuits will not have a material adverse effect on its financial position or results of operations.

                              CASTLE & COOKE, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues decreased from $81.7 million in 1995 to $77.1 million in 1996. Residential property sales decreased from $59.5 million in 1995 to $46.1 million in 1996 primarily due to the sale of an apartment complex in Bakersfield for $15 million in 1995. First quarter deliveries in 1996 included 141 homes and 167 lots, compared to deliveries of 145 homes and 64 lots in 1995. The average price per home was $279,000 in 1996 and 1995. Resort revenues increased 52% to $19.3 million in 1996 from $12.7 million in 1995. This increase was primarily due to improved occupancy and room rates at the resorts and the sale of four luxury villas at Koele.

COST AND EXPENSES

Consolidated cost of operations decreased from $80.0 million in 1995 to $72.4 million in 1996. The cost of residential property sales decreased from $51.8 million in 1995 to $41.0 million in 1996 primarily due to the cost of the apartment complex sold in Bakersfield ($14.6 million). Excluding the apartment complex sale, the cost of residential property sales as a percentage of residential property sales increased from 84% in 1995 to 89% in 1996. This increase is primarily due to aggressive marketing programs and sales incentives in Oahu. The incentives have been necessary to stimulate activity in the soft market and have led to decreased earnings compared to the prior year despite a similar number of closings. The cost of resort operations increased from $18.9 million in 1995 to $20.4 million in 1996 primarily due to the cost related to increased occupancy at the hotels and the sale of four luxury villas at Koele, partially offset by a reduction in depreciation. The cost of resort operations as a percentage of resort revenues improved from 149% in 1995 to 106% in 1996 primarily due to a decrease in depreciation expense that resulted from the $168 million writedown of long-lived assets recorded in the third quarter of 1995. In addition, a significant portion of the resort operation's costs are fixed and, accordingly, do not increase proportionately as occupancy and resort revenues increase. The cost of commercial and other operations as a percentage of commercial revenues decreased from 72% in 1995 to 67% in 1996 primarily due to the fact that a significant portion of commercial and other costs are fixed and generally do not increase proportionately with revenues.

Consolidated general and administrative costs increased from $2.4 million in 1995 to $3.2 million primarily due to increased corporate expenses in 1996 which were previously absorbed by the Company's former parent in 1995 and to additional corporate costs incurred as a separate, publicly held company in 1996.

Total interest expense in the first quarter of 1996 was $3.6 million of which $2.6 million was capitalized into real estate developments. The increase in interest expense is due to the debt incurred in connection with the Company's separation from its former parent in December of 1995.

NET INCOME AND EARNINGS PER SHARE

Net income available to common shareholders increased 18% from $1.4 million in 1995 to $1.6 million in 1996. This increase was due to a reduced operating loss from the resort operations partially offset by the 10% cumulative preferred stock dividend and accretion. The dividend relates to the cumulative preferred stock issued in connection with the Company's separation from its former parent in December of 1995.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INCOME AND EARNINGS PER SHARE (CONTINUED)

The Company's effective income tax rate decreased to 39.5% in 1996 from 41% in 1995. This decrease is due to a lower effective tax rate subsequent to the Company's separation from its former parent in December of 1995.

BACKLOG

The Company's new orders and backlog for homes for 1996 compared to 1995 were as follows:

                                                           Quarter Ended
                                                    --------------------------
                                                     March 31,       March 31,
                                                       1996            1995
                                                    ----------      ----------
     Units
     Backlog at beginning of the period                    133             207
     Add:  new orders                                      201             120
     Less: deliveries                                      141             145
                                                      --------        --------
         Backlog at end of the period                      193             182
                                                      --------        --------

     Dollars
     Backlog at beginning of the period               $ 34,298        $ 61,203
     Add:  new orders                                   53,555          35,008
     Less: deliveries                                   39,281          40,387
                                                      --------        --------
         Backlog at the end of the period             $ 48,572        $ 55,824
                                                      --------        --------
                                                      --------        --------

The increase in new orders in 1996 resulted primarily from special incentive programs offered by the Company in Oahu.

                              CASTLE & COOKE, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Castle requires capital to operate its resorts, purchase and develop land, construct homes and homesites and to acquire, develop and operate commercial property.

In connection with the separation from its former parent company in December of 1995, the Company entered into a Credit Agreement with a syndicate of banks pursuant to which the banks will provide the Company a three year revolving Credit Facility of up to $240 million until March 1997 at which time the Credit Facility will be reduced to $140 million. The Credit Facility bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated Bank's prime rate or the federal funds rate. At March 31, 1996, total borrowings under this facility were $177 million and the weighted average interest rate was 7.2%.

During the three months ended March 31, 1996, the Company generated $8.6 million in net funds from operating activities, as compared to the corresponding period in 1995 during which the Company generated $2.8 million. The increase is primarily due to the timing of development expenditures at the Hawaii residential operations and resort operations.

The Company believes that funds available under the revolving Credit Facility and cash generated from operations combined with selective sales of commercial and other properties from time to time will be adequate for its short-term and long-term cash needs.

                              CASTLE & COOKE, INC.

                                    PART II.
                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

  Exhibit
    No.
  -------

     27   Financial Data Schedule

    (b)   Reports on Form 8-K

          THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1996.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASTLE & COOKE, INC.
                                        Registrant




Date:  May 10, 1996                     BY   EDWARD C. ROOHAN
                                           -----------------------------------
                                             Edward C. Roohan
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal financial officer
                                              and accounting officer)