Form 10-Q
period 1996-06-30
CASTLE & COOKE INC/HI/
filed 1996-08-14
CIK 1002506

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                   FORM 10-Q

                         ------------------------------
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

               or

[ ]  Transition Report Pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

                         COMMISSION FILE NUMBER 1-14020

                              CASTLE & COOKE, INC.
             (Exact name of registrant as specified in its charter)

HAWAII                                            77-0412800
(State or other jurisdiction of                   (I.R.S. Employer
incorporation ororganization)                     Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares Outstanding At August 9, 1996
            -----                       ------------------------------------
Common Stock, without par value                  19,954,725 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

       Consolidated Balance Sheets -- June 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .3

       Consolidated Statements of Income -- quarter and half
         year ended June 30, 1996 and June 30, 1995. . . . . . . . . . . . .4

       Consolidated Statements of Cash Flows -- half year
         ended June 30, 1996 and June 30, 1995 . . . . . . . . . . . . . . .5

       Notes to Consolidated Financial Statements. . . . . . . . . . . . . .6

   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .7-9


PART II.  OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 10

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                              CASTLE & COOKE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                   June 30,       December 31,
                                                     1996             1995
                                                  (UNAUDITED)       (AUDITED)
                                                  -----------      -----------

Cash and cash equivalents                        $     2,246      $     4,781
Receivables, net                                      30,251           35,065
Real estate developments                             518,137          571,828
Property, plant and equipment, net                   463,555          442,162
Other assets                                          17,006           17,897
                                                 -----------      -----------

     Total assets                                $ 1,031,195      $ 1,071,733
                                                 -----------      -----------
                                                 -----------      -----------

Notes payable                                    $   158,145      $   185,000
Note payable to Dole                                  10,000           10,000
Accounts payable                                      17,721           26,697
Accrued liabilities                                   43,505           39,917
Deferred income taxes                                170,158          178,877
Deferred income and other liabilities                 14,403           18,070
                                                 -----------      -----------

     Total liabilities                               413,932          458,561
                                                 -----------      -----------


Preferred stock                                       35,350           35,000
Common shareholders' equity
     Common stock                                    511,000          510,953
     Retained earnings                                70,913           67,219
                                                 -----------      -----------
          Total common shareholders' equity          581,913          578,172
                                                 -----------      -----------

     Total liabilities and shareholders' equity  $ 1,031,195      $ 1,071,733
                                                 -----------      -----------
                                                 -----------      -----------



                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                              CASTLE & COOKE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)


                                                         Quarter Ended                Half Year Ended
                                                 ----------------------------  ----------------------------
                                                                 Predecessor                   Predecessor
                                                                   (Dole)                        (Dole)
                                                   June 30,       June 30,       June 30,       June 30,
                                                     1996           1995           1996           1995
                                                 ------------  --------------  -------------  -------------

REVENUES
   Residential property sales                      $  57,096      $  60,898      $ 103,229      $ 120,353
   Resort revenues                                    11,169         11,257         30,488         23,952
   Commercial and other revenues                      12,370         12,566         23,976         22,080
                                                   ---------      ---------      ---------      ---------
      Total revenues                                  80,635         84,721        157,693        166,385

COST OF OPERATIONS
   Cost of residential property sales                 47,854         48,191         88,921         99,976
   Cost of resort operations                          15,771         18,170         36,160         37,104
   Cost of commercial and other operations             8,383          8,209         16,120         15,101
   General and administrative expenses                 3,262          3,938          6,482          6,299
                                                   ---------      ---------      ---------      ---------
      Total cost of operations                        75,270         78,508        147,683        158,480
                                                   ---------      ---------      ---------      ---------

Operating income                                       5,365          6,213         10,010          7,905
Interest and other income, net                           424            739          1,211          1,388
Interest expense                                         643              -          1,632              -
                                                   ---------      ---------      ---------      ---------
Income before income taxes                             5,146          6,952          9,589          9,293
Provision for income taxes                             2,033          2,850          3,788          3,810
                                                   ---------      ---------      ---------      ---------
Net income                                             3,113          4,102          5,801          5,483

Preferred stock dividend and accretion                (1,047)             -         (2,107)             -
                                                   ---------      ---------      ---------      ---------
Net income available to common shareholders        $   2,066      $   4,102      $   3,694      $   5,483
                                                   ---------      ---------      ---------      ---------


Earnings per common share                          $    0.10      $    0.21      $    0.19      $    0.27
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Average number of common shares outstanding
   for 1996 and proforma for 1995                     19,955         19,952         19,953         19,952
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


                 The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           Half Year Ended
                                                      ------------------------
                                                                    Predecessor
                                                                      (Dole)
                                                      June 30,       June 30,
                                                        1996           1995
                                                     ----------     ----------
Operating activities
  Net income                                         $    5,801     $    5,483
  Adjustments to reconcile net income to cash flow
    used in operating activities
      Depreciation and amortization                       8,813         12,814
      (Decrease) increase in deferred income taxes       (8,719)         3,810
      Decrease (increase) in receivables, net             4,814         (6,861)
      Decrease in real estate developments               33,809          4,549
      Decrease in accounts payable                       (8,976)       (11,793)
      Increase (decrease) in accrued liabilities          2,949         (4,694)
      Net change in other assets and liabilities         (2,776)           600
                                                     ----------     ----------
          Cash flow provided by operating activities     35,715          3,908
                                                     ----------     ----------

Investing activities
  Acquisition of property, plant and equipment          (10,324)        (6,530)
                                                     ----------     ----------
          Cash flow used in investing activities        (10,324)        (6,530)
                                                     ----------     ----------

Financing activities
  Net reductions under revolving loan agreement         (26,855)             -
  Proceeds from exercise of stock options                    47              -
  Preferred stock dividends paid                         (1,118)             -
  Contribution from Dole, net                                 -          3,350
                                                     ----------     ----------
          Cash flow used in financing activities        (27,926)         3,350
                                                     ----------     ----------

Decrease in cash and cash equivalents                    (2,535)           728

Cash and cash equivalents at beginning of period          4,781          1,404
                                                     ----------     ----------
Cash and cash equivalents at end of period           $    2,246     $    2,132
                                                     ----------     ----------
                                                     ----------     ----------

SUPPLEMENTAL CASH FLOW DATA
- ---------------------------
Cash paid during the first quarter for:
  Interest paid                                      $    5,869     $        -
  Income taxes paid                                      12,507              -


                 The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and half years ended June 30, 1996 and June 30, 1995, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution of the stock of the Company to its shareholders.

The consolidated statements of income and cash flows contained herein for periods prior to December 28, 1995 are those of Dole and have been prepared on the basis that the assets and liabilities of the real estate and resorts business were transferred using historical carrying values as recorded by Dole and present the Company's results of operations and cash flows as derived from Dole's historical financial statements.

The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects. The results of operations for the quarter ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Operating results for 1995 have been restated to reflect results from January 1, 1995 to June 30, 1995. Results were previously reported for the former parent's fiscal quarter ending June 17, 1995.

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

NOTE 3.  SUBSEQUENT EVENTS

On July 25, 1996, the Company completed the sale of three apartment complexes in Mississippi for approximately $32 million. The sale will provide approximately $4 million in operating income in the third quarter of 1996 and the net proceeds of $31.1 million will initially be used to reduce borrowings on the revolving credit facility.

                              CASTLE & COOKE, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


REVENUES

Second quarter consolidated revenues decreased from $84.7 million in 1995 to $80.6 million in 1996, and first half consolidated revenues decreased from $166.4 million in 1995 to $157.7 million in 1996. Second quarter residential property sales decreased 25% from $60.9 million in 1995 to $45.9 million in 1996, excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11.2 million in 1996. First half residential property sales decreased 13% from $105.4 million in 1995 to $92.0 million in 1996, excluding the agricultural land sale in 1996 and the apartment complex sale in Bakersfield for $15.0 million in the first quarter of 1995. The decreases in the residential property sales are primarily due to a decrease in both deliveries and the average price per homes sold. Total deliveries in the second quarter of 1996 included 155 homes compared to 203 homes in the comparable period of 1995. Total deliveries for the first half year of 1996 included 296 homes compared to 348 homes in the comparable period of 1995. The average price per home in the second quarter of 1996 was $254,000 compared to $263,000 in the comparable period of 1995. The average price per home in the first half year of 1996 was $266,000 compared to $270,000 in the comparable period of 1995. The decrease in both deliveries and the average price per homes sold was primarily due to a soft residential market in Oahu. First half resort revenues increased 27% to $30.5 million in 1996 from $24.0 million in 1995. This increase was primarily due to improved occupancy and room rates at the resorts and the sale of four luxury villas at Koele for $3.4 million.

COST AND EXPENSES

Second quarter consolidated cost of operations decreased from $78.5 million in 1995 to $75.3 million in 1996, and first half consolidated cost of operations decreased from $158.5 million in 1995 to $147.7 million 1996. The cost of residential property sales as a percentage of residential property sales increased from 79% in the second quarter of 1995 to 84% in 1996, excluding the 3,000 acre agricultural land sale in 1996. The agricultural land sale generated approximately $1.9 million in operating income. The cost of residential property sales as a percentage of residential property sales increased from 81% in the first half of 1995 to 87% in 1996, excluding the agricultural land sale in 1996 and the apartment complex sale in 1995. This increase is primarily due to aggressive marketing programs and sales incentives used in the Oahu operations which have been necessary to stimulate activity in the soft market. Second quarter cost of resort operations decreased from $18.2 million to $15.8 million in 1996 primarily due to a $2.0 million reduction in depreciation that resulted from the $168 million writedown of long-lived assets recorded in the third quarter of 1995. First half cost of resort operations decreased from $37.1 million in 1995 to $36.2 million in 1996 primarily due to a $4.2 million reduction in depreciation partially offset by the cost related to increased occupancy at the hotels and the sale of four luxury villas at Koele. The cost of resort operations as a percentage of resort revenues improved from 161% in the second quarter of 1995 to 141% in 1996 and from 155% in the first half of 1995 to 119% in 1996 primarily due to the decrease in depreciation expense. Depreciation for resorts in the second quarter and first half year was $2.2 million and $4.3 million in 1996, respectively, and $4.1 million and $8.6 million in 1995, respectively. In addition, a significant portion of the resort operation's costs are fixed and, accordingly, do not increase proportionately as occupancy and resort revenues increase.

                              CASTLE & COOKE, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST AND EXPENSES (CONTINUED)


Consolidated general and administrative costs increased from $6.3 million in 1995 to $6.5 million primarily due to increased corporate expenses in 1996 which were previously absorbed by the Company's former parent in 1995 and to additional corporate costs incurred as a separate, publicly held company in 1996, partially offset by decreased overhead at the Oahu and resort operations.

Total interest incurred in the second quarter and the first half of 1996 was $3.1 million and $6.7 million, respectively. Total interest capitalized into real estate development in the second quarter and first half year of 1996 was $2.5 million and $5.1 million, respectively. The increase in interest expense is due to the debt incurred in connection with the Company's separation from its former parent in December of 1995.

NET INCOME AND EARNINGS PER SHARE

Second quarter net income available to common shareholders decreased 50% from $4.1 million in 1995 to $2.1 million in 1996, and first half net income available to common shareholders decreased 33% from $5.5 million in 1995 to $3.7 million in 1996. The decreases were primarily due to decreased revenue combined with the charge related to the 10% cumulative preferred stock dividend and accretion, partially offset by a reduced operating loss from the resort operations. The dividend relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from its former parent in December of 1995.

The Company's effective income tax rate decreased to 39.5% in 1996 from 41% in 1995. This decrease is due to a lower effective tax rate subsequent to the Company's separation from its former parent in December of 1995.


BACKLOG

The Company's new orders and backlog for homes for 1996 compared to 1995 were as follows:

                                               Quarter Ended                Half Year Ended
                                        --------------------------    ---------------------------
                                          June 30,       June 30,       June 30,        June 30,
                                            1996           1995           1996             1995
                                        ------------    ----------    ------------   ------------

Units
Backlog at beginning of the period             193            182            133            207
Add:  new orders                                83            192            284            312
Less: deliveries                               155            203            296            348
                                        ----------     ----------     ----------     ----------
   Backlog at end of the period                121            171            121            171
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

Dollars
Backlog at beginning of the period      $   48,572     $   55,824     $   34,298     $   61,203
Add:  new orders                            24,583         50,801         78,138         85,809
Less: deliveries                            39,354         53,432         78,635         93,819
                                        ----------     ----------     ----------     ----------
   Backlog at end of the period         $   33,801     $   53,193     $   33,801     $   53,193
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

The decrease in new orders and deliveries in 1996 is primarily due to a soft residential housing market in Oahu.

                              CASTLE & COOKE, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to operate its resorts, purchase and develop land, construct homes and homesites and to acquire, develop and operate commercial property.

In connection with the separation from its former parent company in December of 1995, the Company entered into a Credit Agreement with a syndicate of banks pursuant to which the banks agreed to provide the Company a three year revolving Credit Facility of up to $240 million until March of 1997 at which time the Credit Facility will be reduced to $140 million. In the second quarter of 1996, the Company voluntarily reduced the available amount of the revolving Credit Facility to $190 million in order to benefit from a lower effective interest rate. The Credit Facility bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated Bank's prime rate or the federal funds rate. At June 30, 1996, total borrowings under this facility were $158 million and the weighted average interest rate was 7.2%.

During the quarter ended June 30, 1996, the Company generated $35.7 million in cash flow from operating activities, as compared to the corresponding period in 1995 during which the Company generated $3.9 million. The increase is primarily due to the timing of development expenditures at the Hawaii residential operations and resort operations and the sale of 3,000 acres of agricultural land in Bakersfield for $11.2 million.

The Company believes that funds available under the revolving Credit Facility and cash generated from operations combined with selective sales of commercial and other properties from time to time will be adequate for its short-term and long-term cash needs. There can be no assurance, however, that the amounts available from such sources will be sufficient. The Company may be required to seek additional capital in the form of public equity or debt offerings or from a variety of potential sources, including additional bank financing.

                              CASTLE & COOKE, INC.

                                    PART II.

                                OTHER INFORMATION

                                  JUNE 30, 1996


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

     EXHIBIT
        NO.
     -------

      3.3   By-Laws, as amended

     10.6 The Company's Deferred Stock Compensation Plan For Non-Employee Directors, as amended

     27     Financial Data Schedule


     (b)    Reports on Form 8-K

            THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1996.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASTLE & COOKE, INC.
                                                 Registrant




Date:   August 9, 1996                  BY     EDWARD C. ROOHAN
                                          ---------------------
                                             Edward C. Roohan
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal financial officer
                                             and accounting officer)