Form 10-Q
period 1996-09-30
CASTLE & COOKE INC/HI/
filed 1996-11-14
CIK 1002506

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         ______________________________

                                    FORM 10-Q
                         ______________________________

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 1-14020

                              CASTLE & COOKE, INC
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares Outstanding at November 11, 1996
            -----                       ---------------------------------------
Common Stock, without par value                     19,954,725 shares

===============================================================================

                                   CASTLE & COOKE, INC.

                                         FORM 10-Q
                                   FOR THE QUARTER ENDED
                                     SEPTEMBER 30, 1996

                                      TABLE OF CONTENTS


                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets -- September 30, 1996 and December 31, 1995 . . . .     3

     Consolidated Statements of Operations -- quarter and nine months ended
       September 30, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . .     4

     Consolidated Statements of Cash Flows -- nine months ended
       September 30, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . .     5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .     6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . . . . . .     7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


                              CASTLE & COOKE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)


                                                 September 30,     December 31,
                                                     1996              1995
                                                  (Unaudited)        (Audited)
                                                 -------------     ------------
Cash and cash equivalents                         $    3,547         $    4,781
Receivables, net                                      29,748             35,065
Real estate developments                             524,700            571,828
Property, plant and equipment, net                   437,799            442,162
Other assets                                          17,003             17,897
                                                  ----------         ----------

    Total assets                                  $1,012,797         $1,071,733
                                                  ----------         ----------
                                                  ----------         ----------

Notes payable                                     $  143,136         $  185,000
Note payable to Dole                                  10,000             10,000
Accounts payable                                      24,907             26,697
Accrued liabilities                                   35,325             39,917
Deferred income taxes                                162,579            178,877
Deferred income and other liabilities                 18,267             18,070
                                                  ----------         ----------

    Total liabilities                                394,214            458,561
                                                  ----------         ----------

Preferred stock                                       35,525             35,000
                                                  ----------         ----------

Common shareholders' equity
    Common stock                                     511,075            510,953
    Retained earnings                                 71,983             67,219
                                                  ----------         ----------
       Total common shareholders' equity             583,058            578,172
                                                  ----------         ----------

    Total liabilities and shareholders' equity    $1,012,797         $1,071,733
                                                  ----------         ----------
                                                  ----------         ----------

                  The accompanying notes are an integral part of
                        these consolidated balance sheets.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

         (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                         Quarter Ended            Nine Months Ended
                                                  -------------------------   -------------------------
                                                                Predecessor                 Predecessor
                                                                  (Dole)                       (Dole)
                                                    Sept 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                      1996         1995          1996          1995
                                                  -----------   -----------   ----------   ------------
REVENUES
  Residential property sales                         $32,862    $  48,192       $136,091     $168,545
  Resort revenues                                     10,431       10,107         40,919       34,059
  Commercial and other revenues                       48,451       15,099         72,427       37,179
                                                     -------    ---------       --------     --------
     Total revenues                                   91,744       73,398        249,437      239,783

COST OF OPERATIONS
  Cost of residential property sales                  29,581       39,161        118,502      139,137
  Cost of resort operations                           16,204       18,064         52,364       55,168
  Cost of commercial and other operations             40,035        9,407         56,155       24,508
  Write-down of certain properties to fair value           -      176,000              -      176,000
  General and administrative expenses                  3,372        2,726          9,854        9,025
                                                     -------    ---------       --------     --------
     Total cost of operations                         89,192      245,358        236,875      403,838
                                                     -------    ---------       --------     --------

Operating income (loss)                                2,552     (171,960)        12,562     (164,055)
Interest and other income, net                         1,164        1,010          2,375        2,398
Interest expense, net                                    220            -          1,852            -
                                                     -------    ---------       --------     --------
Income (loss) before income taxes                      3,496     (170,950)        13,085     (161,657)
Income tax provision (benefit)                         1,380      (70,090)         5,168      (66,280)
                                                     -------    ---------       --------     --------
Net income (loss)                                      2,116     (100,860)         7,917      (95,377)
Preferred stock dividend and accretion                (1,046)           -         (3,153)           -
                                                     -------    ---------       --------     --------
Net income (loss) available to
  common shareholders                                $ 1,070    $(100,860)      $  4,764     $(95,377)
                                                     -------    ---------       --------     --------

Earnings (loss) per common share                     $  0.05    $   (5.06)      $   0.24     $  (4.78)
                                                     -------    ---------       --------     --------
                                                     -------    ---------       --------     --------

Average number of common shares outstanding
  for 1996 and proforma for 1995                      19,955       19,952         19,954       19,952
                                                     -------    ---------       --------     --------
                                                     -------    ---------       --------     --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                               Nine Months Ended
                                                         -------------------------------
                                                                           Predecessor
                                                                              (Dole)
                                                         September 30,     September 30,
                                                             1996              1995
                                                         -------------     -------------
Cash Flows from Operating Activities:
  Net income (loss)                                         $  7,917          $ (95,377)
  Adjustments to reconcile net income to cash flow
     provided by (used in) operating activities:
     Write-down of certain properties to fair value                -            176,000
     Gain on sale of property, plant, and equipment           (4,193)                 -
     Depreciation and amortization                            12,908             19,156
     Other                                                        75                  -
  Changes in operating assets and liabilities:
     Decrease in deferred income taxes                       (16,298)           (66,438)
     Decrease in receivables, net                              5,317              1,217
     Decrease (increase) in real estate developments          27,786            (21,248)
     Decrease in accounts payable                             (1,790)           (10,382)
     Decrease in accrued liabilities                          (4,323)            (2,116)
     Net change in other assets and liabilities                1,007             (3,431)
                                                            --------          ---------
Net cash provided by (used in) operating activities           28,406             (2,619)
                                                            --------          ---------

Cash Flows from Investing Activities:
  Proceeds from sale of property, plant, and equipment        36,231                  -
  Acquisition of property, plant and equipment               (21,157)           (10,031)
                                                            --------          ---------
Net cash provided by (used in) investing activities           15,074            (10,031)
                                                            --------          ---------

Cash Flows from Financing activities:
  Net reductions under revolving loan agreement              (41,864)                 -
  Proceeds from exercise of stock options                         47                  -
  Preferred stock dividends paid                              (2,897)                 -
  Contribution from Dole, net                                      -             14,373
                                                            --------          ---------
Net cash (used in) provided by financing activities          (44,714)            14,373
                                                            --------          ---------

Net (Decrease) increase in cash and cash equivalents          (1,234)             1,723

Cash and cash equivalents at beginning of period               4,781              1,404
                                                            --------          ---------
Cash and cash equivalents at end of period                  $  3,547          $   3,127
                                                            --------          ---------
                                                            --------          ---------
Supplemental cash flow data
---------------------------
  Interest paid                                             $  9,172          $       -
  Income taxes paid                                           21,466                  -



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and nine months ended September 30, 1996 and September 30, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution of the stock of the Company to its shareholders.

The consolidated statements of operations and cash flows contained herein for periods prior to December 28, 1995 are those of Dole and have been prepared on the basis that the assets and liabilities of the real estate and resorts business were transferred using historical carrying values as recorded by Dole and present the Company's results of operations and cash flows as derived from Dole's historical financial statements.

The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Operating results for 1995 have been restated to reflect results from January 1, 1995 to September 30, 1995. Results were previously reported for the former parent's fiscal quarter ended October 7, 1995.

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

                              CASTLE & COOKE, INC.
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES

Third quarter consolidated revenues increased from $73.4 million in 1995 to $91.7 million in 1996, and consolidated revenues for the first nine months of the year increased from $239.8 million in 1995 to $249.4 million in 1996. Third quarter residential property sales decreased 32% from $48.2 million in 1995 to $32.9 million in 1996. Residential property sales for the first nine months of the year decreased 19% from $153.5 million in 1995 to $124.9 million in 1996, excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11.2 million in the second quarter of 1996 and the apartment complex sale in Bakersfield for $15.0 million in the first quarter of 1995. The decreases in the residential property sales are primarily due to a decrease in both deliveries and the average price per home sold. Third quarter deliveries decreased from 162 homes in 1995 to 112 homes in 1996 and deliveries for the first nine months decreased from 510 homes in 1995 to 408 in 1996. The average price per home decreased in the third quarter from $258,000 in 1995 to $246,000 in 1996, and the average price per home decreased in the first nine months from $266,000 in 1995 to $260,000 in 1996. The decrease in both deliveries and the average price per home sold was primarily due to a soft residential market in Oahu. Resort revenues for the first nine months increased 20% to $40.9 million in 1996 from $34.1 million in 1995. This increase was primarily due to improved occupancy and room rates at the resorts and increased resort residential revenues of $3.0 million. Third quarter commercial and other revenues decreased 27% from $15.1 million in 1995 to $11.0 million in 1996, excluding the sale of three Mississippi apartment complexes and the sale of a commercial office building in Bakersfield which generated $37.5 million in revenues. This decrease in revenues is primarily due to the sale of the revenue producing properties mentioned above and an adjustment in the third quarter of 1995 related to the normalization of rents for certain leases.

COST AND EXPENSES

Third quarter consolidated cost of operations before the write-down of certain properties to fair value increased from $69.4 million in 1995 to $89.2 million in 1996, and consolidated cost of operations for the first nine months increased from $227.8 million in 1995 to $236.9 million in 1996. The cost of residential property sales as a percentage of residential property sales increased from 81% in the third quarter of 1995 to 90% in 1996. The cost of residential property sales as a percentage of residential property sales increased from 81% in the first nine months of 1995 to 87% in 1996, excluding the agricultural land sale in 1996 and the Bakersfield apartment complex sale in 1995. The increases are primarily due to aggressive marketing programs and sales incentives used in the Oahu operations which have been necessary to stimulate activity in the soft market. The agricultural land sale generated approximately $1.9 million in operating income and the apartment complex was sold for a slight gain. Third quarter cost of resort operations decreased from $18.1 million to $16.2 million in 1996 primarily due to a $1.9 million reduction in depreciation that resulted from the $168 million writedown of certain long-lived resort assets recorded at the end of the third quarter of 1995. Cost of resort operations for the first nine months decreased from $55.2 million in 1995 to $52.4 million in 1996 primarily due to a $6.1 million reduction in depreciation partially offset by increased costs related to increased resort residential sales activity. For the first nine months of 1996, the resort residential sales program reported $.5 million in operating income as compared to a ($.5) million operating loss in 1995. Depreciation for resorts in the third quarter and the first nine months of the year was $2.0 million and $6.3 million in 1996, respectively, and $3.9 million and $12.4 million in 1995, respectively.
 In addition, a significant portion of the resort operation's costs are fixed and, accordingly, do not increase proportionately as occupancy and resort revenues increase.

                              CASTLE & COOKE, INC.
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST AND EXPENSES (CONTINUED)

Third quarter cost of commercial and other operations decreased from $9.4 million in 1995 to $6.7 million in 1996, excluding the sale of the Mississippi apartment complexes and the sale of the commercial office building in Bakersfield. The decrease in cost is primarily due to the assumption of certain operating costs in 1996 at the Dole Center by a large developer and operator of factory outlet centers who has a 50-year master space lease, and to the sale of the income producing properties mentioned above. The sale of the Mississippi apartment complexes and the Bakersfield commercial office building generated approximately $4.2 million in operating income during the third quarter of 1996.

During the third quarter of 1995, the Company reviewed certain of its real estate and resort holdings to determine whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery of the carrying amount of such property. The review focused on the Lana'i resort properties due to certain adverse developments affecting such properties that occurred subsequent to the Company's 1994 year end. These developments included the slower than expected pace of home sales at the Koele project during 1995, delays encountered in June of 1995 in obtaining necessary permits for the Manele Bay project, and disappointing occupancy results at the Manele Bay Hotel during the third quarter of 1995. Under Statement of Financial Standards No. 67- "Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS 67)," the Lana'i resort properties would have been written down by approximately $91 million to their net realizable value as of September 30, 1995. However, in the third quarter of 1995, Castle elected to adopt Statement of Financial Accounting Standards No. 121- "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121)," which requires impaired property to be written down to fair value. In accordance with SFAS 121, an impairment loss of $168 million (pre-tax) was recorded in the accompanying statement of operations in the third quarter of 1995. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment loss of $8 million (pre-tax) was recorded in the third quarter of 1995 for certain other residential properties that were also determined to be impaired.

Third quarter general and administrative costs increased from $2.7 million in 1995 to $3.4 million in 1996. For the first nine months general and administrative costs increased from $9.0 million in 1995 to $9.9 million in 1996. The increase is primarily due to increased corporate expenses in 1996 which were previously absorbed by the Company's former parent in 1995 and to additional corporate costs incurred as a separate, publicly held company in 1996, partially offset by decreased incentive compensation related to the Oahu operations.

Total interest incurred in the third quarter and the first nine months of 1996 was $2.8 million and $9.5 million, respectively. Total interest capitalized into real estate development in the third quarter and first nine months of 1996 was $2.6 million and $7.7 million, respectively. The increase in interest expense is due to the debt incurred in connection with the Company's separation from its former parent in December of 1995.

                              CASTLE & COOKE, INC.
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INCOME AND EARNINGS PER SHARE

The dividend and accretion relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from its former parent in December of 1995.

The Company's effective income tax rate decreased to 39.5% in 1996 from 41% in 1995. This decrease is due to a lower effective tax rate subsequent to the Company's separation from its former parent in December of 1995.

Excluding the write-down of certain properties to fair value in 1995, third quarter net income available to common shareholders decreased from $2.9 million in 1995 to $1.1 million in 1996, and net income available to common shareholders for the first nine months decreased from $8.5 million in 1995 to $4.8 million in 1996. These decreases are primarily due to the lower operating results described above.

BACKLOG

The Company's new orders and backlog for homes for 1996 compared to 1995 were as follows:

                                                   Quarter Ended            Nine Months Ended
                                            -------------------------   -------------------------
                                                          Predecessor                 Predecessor
                                                            (Dole)                       (Dole)
                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                1996         1995          1996          1995
                                            -----------   -----------   ----------   ------------
Units
Backlog at beginning of the period                121           171           133           207
Add:  new orders                                  139           351           423           663
Less: deliveries                                  112           162           408           510
                                             --------       -------      --------      --------
  Backlog at end of the period                    148           360           148           360
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------

Dollars
Backlog at beginning of the period           $ 33,801       $53,193      $ 34,298      $ 61,203
Add:  new orders                               36,627        82,001       114,765       167,810
Less: deliveries                               27,604        41,760       106,239       135,579
                                             --------       -------      --------      --------
  Backlog at end of the period               $ 42,824       $93,434      $ 42,824      $ 93,434
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------

The decrease in new orders and deliveries in 1996 is due to a soft residential housing market in Oahu.

                              CASTLE & COOKE, INC.
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to operate its resorts, purchase and develop land, construct homes and homesites and to acquire, develop and operate commercial property.

In connection with the separation from its former parent company in December of 1995, the Company entered into a Credit Agreement with a syndicate of banks pursuant to which the banks agreed to provide the Company a three year revolving Credit Facility of up to $240 million until March of 1997 at which time the Credit Facility will be reduced to $140 million. In the second quarter of 1996, the Company voluntarily reduced the available amount of the revolving Credit Facility to $190 million in order to benefit from a lower effective interest rate. Due to the sale of the Bakersfield commercial office building in the third quarter of 1996, the available amount of the revolving credit facility was further reduced to $186.2 million. The Credit Facility bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated Bank's prime rate or the federal funds rate. At September 30, 1996, total borrowings under this facility were $143 million and the weighted average interest rate was 7.3%.

As of September 30, 1996 the Company was not in compliance with a certain covenant connected of it's Credit Facility. Subsequent to September
30, 1996, the Company obtained a waiver as of September 30, 1996 from the required banks relating to this covenant.

During the nine months ended September 30, 1996, the Company generated $28.4 million in cash flow from operating activities, as compared to the corresponding period in 1995 during which the Company used $2.6 million. The increase is primarily due to the timing of development expenditures at the Hawaii residential operations and resort operations, increased resort revenues, and the sale of 3,000 acres of agricultural land in Bakersfield for $11.2 million, partially offset by decreased residential revenues in Oahu and the sale of the Bakersfield apartment complex in 1995. During the nine months ended September 30, 1996, the company generated $15.1 million in cash from investing activities, as compared to the corresponding period in 1995 during which the company used $10.0 million. The increase was due to the net cash proceeds of $36.2 million from the sale of the Mississippi apartment complexes and the Bakersfield office building in the third quarter of 1996, partially offset by increased capital spending of $11.2 million in 1996 as compared to 1995. The increased spending was primarily due to capital improvements at the Dole Center, The Market Place, and the construction of a new clubhouse at the Pueblo del Sol Golf Course.

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

                              CASTLE & COOKE, INC.

                                   PART II.

                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

  Exhibit
    No.
  -------

     27    Financial Data Schedule

    (b)    Reports on Form 8-K

           THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1996.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASTLE & COOKE, INC.
                                             Registrant

Date: November 11, 1996                 BY      EDWARD C. ROOHAN
                                          -----------------------------
                                           Edward C. Roohan
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer
                                           and accounting officer)