Form 10-K
period 1996-12-31
CASTLE & COOKE INC/HI/
filed 1997-03-28
CIK 1002506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                         COMMISSION FILE NUMBER 1-14020
                            ------------------------
                              CASTLE & COOKE, INC.

             (Exact name of registrant as specified in its charter)

                HAWAII                                  77-0412800
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                Identification Number)

                            10900 WILSHIRE BOULEVARD
                         LOS ANGELES, CALIFORNIA 90024
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (310) 208-3636

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                            REGISTERED
--------------------------------------    --------------------------------------
      Common Stock, No Par Value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $245,275,984.

    The number of shares of Common Stock outstanding as of February 28, 1997 was 19,957,084.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.

                                   FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

  ITEM
  NUMBER
   IN
  FORM
  10-K                                                                            PAGE
  ----                                                                            ----
                                         PART I
  1.  Business..................................................................     1
  2.  Properties................................................................    19
  3.  Legal Proceedings.........................................................    22
  4.  Submission of Matters to a Vote of Security Holders; Executive Officers of
        the Registrant..........................................................    22

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
        Matters.................................................................    24
  6.  Selected Financial Data...................................................    25
  7.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................    26
  8.  Financial Statements and Supplementary Data...............................    35
  9.  Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................    56

                                    PART III

  10. Directors and Executive Officers of the Registrant........................    56
  11. Executive Compensation....................................................    56
  12. Security Ownership of Certain Beneficial Owners and Management............    56
  13. Certain Relationships and Related Transactions............................    56

                                    PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    56
      (a) 1. Financial Statements...............................................    56
      2. Financial Statement Schedules..........................................    56
      3. Exhibits...............................................................    57
      (b) Reports on Form 8-K...................................................    58
  SIGNATURES....................................................................    59
  FINANCIAL STATEMENT SCHEDULES.................................................    61

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Castle & Cooke, Inc. (the "Company" or "Castle") was incorporated in Hawaii on October 10, 1995, to be the successor to the real estate and resort business of Dole Food Company, Inc. ("Dole"). Effective December 28, 1995 (the "Distribution Date"), Dole transferred its real estate and resorts business to Castle and distributed to Dole shareholders one share of Castle common stock for every three shares of Dole common stock. This transaction is referred to herein as the "Distribution". As used herein, the terms "Company" or "Castle" refer to the real estate and resorts business of Dole when used with reference to time periods prior to the Distribution Date, and to Castle and its consolidated subsidiaries and controlled joint ventures when used with respect to time periods on or after the Distribution Date.

    The Company is engaged in three principal businesses: residential real estate, resorts and commercial real estate. Castle conducts residential real estate development operations on the island of Oahu in the State of Hawaii, and in Bakersfield, California and Sierra Vista, Arizona. Castle's resort operations are located in Hawaii on the island of Lana'i and include two luxury resort hotels, The Lodge at Koele and The Manele Bay Hotel, two golf courses, and luxury vacation home developments associated with the resort hotels. It is developing commercial and industrial properties in Bakersfield and San Jose, California; Raleigh, North Carolina; Atlanta, Georgia; and Phoenix and Sierra Vista, Arizona and on Oahu, and also owns and manages office buildings, shopping centers and other commercial and industrial properties in California, Hawaii, Arizona, North Carolina and Georgia.

    The Company's residential real estate, resorts and commercial real estate businesses are described in more detail below. In 1996 and Castle's two preceding fiscal years, Castle had no foreign operations or export sales. For detailed financial information with respect to the Company's business and operations including amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments and to domestic operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II herein.

RESIDENTIAL REAL ESTATE

    Castle is one of the largest developers and builders of single-family and multi-family homes on the island of Oahu in the State of Hawaii, and one of the largest developers of residential real estate in Bakersfield, California and Sierra Vista, Arizona. Castle's residential real estate operations on Oahu include the development, construction and marketing of single-family and multi-family detached and attached homes within master-planned residential communities and on other parcels of land which have been acquired and developed by Castle. In Bakersfield, which is located approximately 100 miles north of Los Angeles, Castle primarily subdivides and develops residential communities and sells finished homesites to homebuilders. Castle has engaged in limited homebuilding on certain of its properties in Bakersfield, but now focuses on the sale of homesites to national and local homebuilders. In addition, Castle is developing and selling homesites in Sierra Vista, Arizona, located approximately 70 miles southwest of Tucson.

    Castle owns large parcels of entitled and unentitled residential land in the Oahu, Bakersfield and Sierra Vista markets. "Entitled" land is land that has received all necessary land use and zoning approvals for development from the appropriate state, county and local governments, except for any required tract maps, subdivision approvals, grading and building permits and other secondary approvals. "Unentitled" land is land that has not received all such approvals.

HAWAII

    GENERAL

    In Hawaii, Castle develops land and designs, builds and sells single-family and multi-family homes for "entry-level" and "move-up" buyers. Castle's Hawaii communities emphasize the development of planned neighborhoods with a range of lot and home sizes. Home designs within a particular product line are generally standardized and limited in number. This standardization helps permit on-site mass production and bulk purchasing of material and components by contractors and subcontractors engaged by Castle. Homes built by Castle in Hawaii are generally designed by consulting architects whose designs are geared to the local market. Designs are also constrained by zoning requirements, building codes, energy efficiency laws and local architectural guidelines, among other factors. Castle normally builds, decorates, furnishes and landscapes several model homes for each subdivision or project. Major changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities.

HAWAII'S "AFFORDABLE" HOUSING PROGRAM

    Governmental agencies in Hawaii have implemented various formal and informal policies at both the state and local levels in an effort to increase the supply of low-income and moderate-income housing. As a condition to classifying land for urban development, the State Land Use Commission ("LUC") and the County Councils for each county in Hawaii determine, most often at the time of entitlement proceedings before those bodies, requirements, on a project-by-project basis, for the provision by residential developers of "affordable" housing. Generally, the State of Hawaii has required developers of residential projects to offer for sale to eligible buyers a portion (recently 50% to 60%) of the total number of units in the project at prices that are affordable to buyers whose incomes are between 80% and 140% of median local income as determined by the United States Department of Housing and Urban Development ("HUD"). Counties have supported this policy and normally require that a portion of the "affordable" units (recently 30% of the total number of units) be affordable to families whose incomes are between 80% and 120% of the HUD median local income.

    The State LUC had required that 50% of the homes sold in Mililani Mauka be affordable to families with incomes between 80% and 140% of the median local income (as determined by HUD). Within this 50% requirement, the City and County of Honolulu requires that 10% of the homes be affordable to families whose income is not more than 80% of the HUD median local income. In 1996, the State of Hawaii, through the Governor's Office, initiated a change in its affordable housing policies by assigning the implementation and enforcement of such policies to the Counties. Based on this new policy, the Company recently sought and was granted an amendment to the affordable housing requirements that were imposed by the State LUC on its Mililani Mauka Phase I and Phase II projects. The earlier LUC requirement that 30% of the homes be affordable to buyers earning between 80% and 120% of HUD median local income, and the requirement that 20% of the homes be affordable to buyers earning between 120% and 140% of the HUD median local income were replaced with a requirement that the Company satisfy the affordable housing requirements imposed by the City and County of Honolulu. Accordingly, the Company expects to be required to continue to sell the units in Mililani Mauka as follows. For Mililani Mauka Phase I and Phase II-B, 30% of the units would be affordable to families with incomes between 80% and 120% of HUD median local income. For Mililani Mauka Phase II-A, 50% of the units would be affordable to families with incomes between 80% and 140% of HUD median local income.

    The determination of whether a home is "affordable" is based on an assessment of whether a purchaser is able to satisfy certain specified mortgage criteria. For example, the 1996 HUD median local income for a family of four in the City and County of Honolulu (Oahu) was $55,900. Therefore, in an affordable project in Mililani Mauka, allocating one-third of monthly income for housing, and assuming a customer trust fund amount for insurance, real property tax and maintenance of $165 per month, a 10% down payment, a 30-year loan and an annual interest rate of 7.95%, a home priced at approximately

$149,500 would be "affordable" for a family earning 80% of HUD median local income and a home priced at approximately $298,000 would be "affordable" for a family earning 140% of HUD median local income.

    To ensure that homes sold pursuant to "affordable" housing requirements remain "affordable" to other eligible buyers and to prevent speculation, state and local governments typically impose transfer restrictions on purchasers of "affordable" homes. These restrictions generally provide that if the home is to be sold or transferred within a one to ten year period following its original sale, the government has the option to purchase the home on a formula price basis. The formula is intended to discourage speculation by preventing the owner from disposing of the home at the market price while allowing the owner to recover the owner's investment. Additionally, the state or local government may require the purchaser of an "affordable" unit to pay to the government a portion of any profits derived from resale of that unit after the ten-year period.

    Castle's revenues and operating income may fluctuate significantly depending upon the mix of "affordable" and market-priced homes sold during any given period. Therefore, Castle's historical revenues and operating income may not be indicative of future performance. In addition, because the formula for calculating the price of "affordable" homes takes into account mortgage interest payments, increases in mortgage interest rates may decrease the price of Castle's "affordable" homes, which could result in lower revenues and operating income.

DEVELOPMENTS

    MILILANI TOWN, Castle's largest development, is an approximately 3,500-acre master-planned community located on the central plain of Oahu, approximately 18 miles northwest of downtown Honolulu. Mililani Town, which was founded over 25 years ago, has a population of approximately 35,000 and offers a full range of residential, commercial, educational and recreational services. It is anticipated that Mililani Town will eventually house approximately 50,000 residents in approximately 16,000 single-family and multi-family units.

    In Mililani Makai, the first section of the community to be developed, Castle sold approximately 9,300 units on approximately 2,300 acres of land. In Mililani Mauka, the section of Mililani Town currently undergoing development, Castle plans to develop approximately 6,580 units on approximately 1,200 acres. The necessary land use and zoning approvals for these units have been received, roadways are being built and utilities are being installed in each subdivision, and sales of approximately 2,819 (including 360 units built and sold by a third party) of the 6,580 units have closed through December 31, 1996. Castle's market-priced homes in the first phase of Mililani Mauka range in size from approximately 800 to 2,700 square feet of living area and in price from approximately $260,000 to over $600,000. Castle has designed Mililani Mauka to allow it to build to suit market conditions by developing moderately priced and higher-priced homes. Based upon 1996 HUD median local income, "affordable" homes in Mililani Mauka are currently priced from approximately $115,000 to $250,000.

    ROYAL KUNIA is an approximately 270-acre master-planned community being built in central Oahu, approximately 19 miles west of downtown Honolulu. The undeveloped residential areas of Royal Kunia were purchased in August 1992 as entitled but unimproved land by a limited partnership in which a wholly owned subsidiary of Castle is the sole general partner and holds a 50% interest. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The master plan provides for 1,740 units at Royal Kunia, including 966 market-priced units and 774 "affordable" units. The price of the market-priced single-family homes (between approximately 800 and 2,000 square feet of living area) ranges from approximately $256,000 to $400,000. Based upon 1996 HUD median local income, "affordable" housing is currently priced from approximately $200,000 to $245,000. Sales of 541 units had closed through December 31, 1996.

    LALEA AT HAWAII KAI is a low-rise condominium development proposed to contain approximately 289 units in the community of Hawaii Kai in East Oahu. Located on approximately 22 acres of land, site construction commenced in August of 1995. All units are market priced and range in price from approximately $198,000 to $350,000. Closings commenced in the third quarter of 1996, and 72 units had closed through December 31, 1996.

    NA PU'U NANI AT WAIKOLOA is a proposed residential development on the island of Hawaii which forms a part of Waikoloa Village. Na Pu'u Nani is held by a joint venture in which a wholly-owned subsidiary of Castle is the managing general partner and holds a 30% interest. In September 1993, the joint venture filed suit against the party from whom the property was purchased. This litigation was settled by the parties in January 1996, prior to trial, under terms that the Company believes will be beneficial should it proceed with the project. This project is currently inactive, pending improvement of market conditions.

    SALES AND MARKETING

    In Hawaii, Castle promotes its residential developments through general public awareness of Castle using public relations activities and advertising in the local media. Castle employs in-house commissioned sales personnel and generally maintains on-site sales offices for each subdivision or project. Castle also retains outside brokers, sales and marketing firms and consultants in the marketing of its homes. Castle sells its homes in its Royal Kunia development on Oahu through an affiliate of its limited partner in the project. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Castle has from time to time facilitated the financing process by providing closing credits and by purchasing commitments from local financial institutions to provide fixed-rate mortgage loans to eligible buyers. Homebuyers must comply with the credit criteria required by these institutions.

    ORDER INVENTORY AND BACKLOG

    Castle's inventory of completed homes on Oahu varies according to the stage of development of each of Castle's communities. It is currently Castle's practice to include a home in backlog at the contract price upon execution of a sales contract and receipt of money on deposit (usually $1,000 to $5,000), and to remove it from backlog upon transfer of title. Backlog may vary substantially over time because Castle's communities are long-term projects that are frequently at different stages of development. In the past, the Company has generally allowed prospective purchasers who are unable to obtain financing to cancel their contracts and has refunded their deposit. During the past five years, the Company experienced an average contract cancellation rate of approximately 24%.

    The following table sets forth the dollar amount of backlog orders for Castle's residential projects on Oahu in Hawaii as of December 31, 1996 and for December 31, 1995.

                                      OAHU
                                 BACKLOG--HOMES

                                                                           1996        1995
                                                                        ----------  ----------
                                                                           (DOLLARS ARE IN
                                                                              THOUSANDS)
Backlog at beginning of year (January 1)..............................  $   32,853  $   60,116
New orders............................................................     140,446     186,968
Deliveries............................................................     158,246     214,231
                                                                        ----------  ----------
Backlog at end of year (December 31)..................................  $   15,053  $   32,853
                                                                        ----------  ----------
                                                                        ----------  ----------

    THE HAWAII ECONOMY AND HOUSING MARKET

    The Hawaii economy weakened and continued to worsen throughout 1996. The Hawaii economy is strongly influenced by tourism. Comparing 1993 to 1990, tourism declined (as measured by total visitor count) by approximately 12.1%. Comparing 1996 to 1993, tourism increased by approximately 11.4%. However, in late 1996 tourism again declined to below levels for the same period in 1995. Honolulu's rate of inflation for 1996 was 1.5% compared to a national average of 3.3%. In terms of job growth, Hawaii experienced a loss of jobs in 1996, and Hawaii's 1996 unemployment rate exceeded the national average by approximately
 .5%. Overall, the Hawaii economy is experiencing a significant downturn. No assurance can be given that Hawaii will experience economic growth in the future, and a prolonged economic downturn would have a material adverse effect on Castle's financial condition and results of operations.

    The median resale price of a single-family home on Oahu increased by approximately 3% in 1993, was unchanged in 1994, declined by approximately 3% in 1995, and decreased by approximately 4% in 1996. The number of resales of single-family homes on Oahu during 1996, as compared to 1995, declined by approximately 6%. Home foreclosures in Honolulu were up by more than 40% in 1996 compared to 1995. The Hawaii economy is also subject to risks associated with its weather. Heavy rainfall, hurricanes and other natural disasters could impact the local economy and Castle's operations.

U.S. MAINLAND

    GENERAL

    Castle's active developments in California are in Bakersfield, the county seat of Kern County, located in the southern part of California's central (San Joaquin) valley. Castle's Bakersfield developments are located in the southwest part of the city in the vicinity of the California State University at Bakersfield. In Bakersfield, Castle subdivides and develops its landholdings into developable parcels and planned residential communities designed to meet demand for housing in each market segment. This includes homesites for single family homes in price ranges from entry level to luxury homes, including pre-designed as well as custom plans. Castle intends to continue the development of certain of its existing landholdings in California. In 1996 Castle sold approximately 3,000 acres of agriculturally zoned land in Bakersfield, and may sell additional such land in the future.

    Castle's active development in Arizona is in the town of Sierra Vista, where it subdivides and develops its land holdings into developable parcels and homesites to provide housing for the military-based population and retirement market.

    In 1996, Castle formed a partnership with Golden Bear International, Inc. (a company wholly owned by professional golfer Jack Nicklaus) to develop master-planned communities featuring high-end, daily fee Jack Nicklaus signature courses as the central amenity. The partnership will explore and may make land acquisitions in major metropolitan markets with strong growth trends and an under supply of high-end daily fee golf courses. Castle will act as master-developer and general partner, with Golden Bear International, Inc. as limited partner, providing golf design, construction, and course management services. The venture has entered into a contract to acquire property for its first new community, Keene's Pointe in Orlando, Florida, comprising approximately 866 acres and adjacent to the town of Windemere and the Disney Preserve. Under the contract, the property would be purchased on a parcel by parcel basis over a 10 year period. Assuming the satisfactory completion of its due diligence investigation and satisfaction of other conditions to closing, the acquisition of the first parcel is expected to close by the fourth quarter of 1997. The first parcel is comprised of approximately 193 acres for a proposed 18-hole golf course and clubhouse and an additional 230 acres which is proposed for approximately 350 homesites.

    DEVELOPMENTS

    SEVEN OAKS is a master-planned community on approximately 1,000 acres that is designed to be the premier residential development in Bakersfield. Seven Oaks surrounds the Seven Oaks Country Club and Golf Course, which was developed by Castle and eventually will be contributed to a nonprofit mutual benefit corporation. Castle has the exclusive right to sell memberships in the Seven Oaks Country Club and is obligated to fund the net operating losses of the country club through the earlier of the time at which the club has 450 active golf memberships or October 31, 2002. As of December 31, 1996, 143 such memberships had been sold. Development of the community is being completed in phases, based on market demand. Castle has developed neighborhoods offering homesites for "move-up" to luxury homes in four price ranges. Homesite prices in Seven Oaks range from approximately $25,000 to $300,000. Approximately 1,076 homesites remain to be developed on approximately 415 acres.

    SILVER CREEK is a master-planned community encompassing approximately 600 acres in Bakersfield. Castle offers homesites and homes at three price levels. Castle's homes are currently priced between approximately $80,000 and $100,000 and its homesites are priced between approximately $18,000 and $22,000. Approximately 785 homesites remain to be developed on approximately 218 acres.

    BRIMHALL, an approximately 1,232 acre residential community in Bakersfield, was originally planned to attract entry-level and move-up home buyers. The price of single-family homesites in the current phases in Brimhall range from approximately $16,000 to $70,000. An additional 225 acres, known as the Fairways, received the necessary zoning for an active adult community of approximately 783 units. Approximately 833 homesites remain to be developed on approximately 207 acres currently entitled. In addition, approximately 680 acres are currently being planned to complete the Brimhall community and, accordingly, the Company is in the process of obtaining the zoning approvals. No assurance can be given, however, that the Company will be able to obtain any such approvals.

    SIERRA VISTA consists of approximately 408 entitled acres and 5,355 unentitled acres near the City of Sierra Vista, located in Cochise County in the southeast portion of Arizona about 70 miles from Tucson. Sierra Vista contains single-family and multi-family homesites developed by Castle for sale to builders and individuals. The homesites in Sierra Vista are priced from approximately $13,000 to $70,000. Approximately 1,380 homesites remain to be developed on the approximately 408 entitled acres.

    SALES AND MARKETING

    In California, Castle markets its developments through local newspaper, magazine, radio and outdoor advertising, promotional literature, and sales meetings conducted for both individual homebuyers and residential brokers and builders. Castle also maintains a sales center in Bakersfield to display available homesites to prospective builders and individual buyers. In Arizona, Castle advertises Sierra Vista as a national retirement community and has been actively marketing the area through national magazines. In California and in Arizona, Castle occasionally uses outside brokers in marketing its properties. Castle sells its finished homesites in Bakersfield to homebuilders. Castle also sells options in Bakersfield to homebuilders to acquire a number of available homesites, and it has been Castle's experience that nearly all of the options granted pursuant to the agreements have been exercised in full. The down payment on these options typically equals 10% of the aggregate purchase price of the homesites. Sales of homesites include options to repurchase as well as architectural control covenants. Contracts for homesites sold by Castle in California provide for Castle's approval of home design and construction.

    From time to time, Castle provides financing to buyers of its California and Arizona homesites by taking promissory notes instead of cash for a portion of the sales price of the properties it sells. Down payments on these transactions have averaged between 20% to 25%.

    ORDER INVENTORY AND BACKLOG

    Castle's inventory of developed homesites in California and Arizona varies according to the stage of development of each of Castle's communities. It is currently the policy of Castle to limit its inventory of completed but unsold homesites in Bakersfield and Sierra Vista to less than one year of anticipated demand. It has been Castle's experience that nearly all of the options granted to homebuilders have been exercised in full.

    The following table sets forth the dollar amount of backlog orders for Castle's homesite development in California and Arizona as of December 31, 1996 and as of December 31, 1995.

                          BAKERSFIELD AND SIERRA VISTA
                               BACKLOG--HOMESITES

                                                                            1996       1995
                                                                          ---------  ---------
                                                                            (DOLLARS ARE IN
                                                                               THOUSANDS)
Backlog at beginning of year (January 1)................................  $   9,901  $     739
Neworders...............................................................     12,498     29,144
Deliveries..............................................................     14,440     19,982
                                                                          ---------  ---------
Backlog at end of year (December 31)....................................  $   7,959  $   9,901
                                                                          ---------  ---------
                                                                          ---------  ---------

    THE BAKERSFIELD ECONOMY AND HOUSING MARKET

    A substantial majority of Castle's residential developments in the continental United States are located in Bakersfield, the county seat of Kern County. Kern County's population was approximately 663,000 persons, comprising approximately 199,000 households in 1995. Bakersfield is currently the most affordable city in California (based on a November, 1996 survey by the National Association of Homebuilders). The population of metropolitan Bakersfield increased from approximately 329,000 in 1990 to approximately 385,000 in 1995, an average annual growth rate of 3.4% versus 1.8% for California as a whole.

    Kern County is the leading oil-producing county in the lower 48 states and the fourth leading agricultural county (based on crop value) in the United States. The Bakersfield economy is sensitive to economic, political and weather conditions affecting oil and agriculture, and the California economy has suffered considerably in recent years. The climate and geology of California present certain risks for natural disasters and other sudden events. The Bakersfield area, like much of California, is at risk for seismic activity. Storms, floods, drought and earthquakes may have a material adverse effect on the local economy and on the properties or operations of Castle.

DEVELOPMENT OF MASTER-PLANNED COMMUNITIES

    Master-planned communities are long-term projects requiring substantial investments of time and capital resources. In Castle's experience, master-planned communities have generally required approximately eight to ten years from initial planning and entitlement proceedings to the closing of the first sale of a completed home on the island of Oahu and up to three years from initial planning and entitlement proceedings to the closing of the first sale of a finished homesite or a completed home in California.

    THE ENTITLEMENT PROCESS. Castle prepares the plans for each master-planned community providing for infrastructure, neighborhoods, commercial and industrial areas, educational and other public facilities as well as open space. Once preliminary plans have been prepared, Castle must obtain numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," before it can commence development and construction. In Hawaii and California, obtaining the many necessary entitlements for large residential developments and master-planned communities is an extended process which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project.

    Before developing its Hawaii properties, Castle must obtain a variety of regulatory approvals from state and local governmental authorities relating to such matters as permitted land uses and levels of density, the installation of utilities and waste disposal services, and the dedication of acreage for open space, parks, schools and other community purposes. For example, if the current land classification is "Agricultural", the Hawaii State Land Use Commission must issue a final decision and order approving urban land uses and amending district boundaries. The city and/or county councils must enact ordinances or issue resolutions approving amendments to the relevant general plan and development plan and approving zoning changes and variances, and issue permits for shoreline management, if applicable. After these entitlements are granted, subdivision approvals and building permits must be obtained. Changes in circumstances or in applicable law may require amended or additional approvals. Castle may incur substantial direct costs in connection with the land use approval process in Hawaii. In addition to the costs and fees required in connection with various applications, counties may impose conditions having economic costs and consequences and assess "impact fees" based on anticipated effects of Castle's projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality.

    Castle's unentitled land in California is located in Kern County, Los Angeles County, and Santa Clara County. Castle also owns unentitled land at its Sierra Vista development in Arizona. While the requirements vary in each location, and while the amount of time it takes to obtain entitlements is generally shorter in Arizona than in California, the entitlement process for transforming such land into a developable parcel or a master-planned community includes such things as annexation proceedings involving the local municipalities, regulatory approvals relating to such matters as permitted land uses and levels of density, the installation of utilities and waste disposal services, and the dedication of acreage for open space, parks, schools, and other community purposes. In addition, upon receipt of a building permit for a finished homesite, homebuilders are required in California to pay impact fees based on governmental assessment of the effects of their projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality of the communities.

    DEVELOPMENT. The land development process for a master-planned community entails a range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots. Castle arranges for the design and the construction and installation by contractors and subcontractors of the infrastructure in its master-planned communities. The development process results in finished and graded construction sites for homes or other facilities. In its master-planned communities, Castle generally coordinates home construction with commercial development and installation of parks and recreational facilities. In this process, Castle may contract with third parties to develop commercial zones, public areas and recreational amenities, which may include shopping centers, schools, libraries, community centers, parks, golf courses and other essential facilities. It is the policy of Castle to retain control over the location and character of non-residential properties, such as shopping centers and recreational facilities, within its master-planned communities. Castle develops its communities in phases to allow Castle flexibility to build to suit market conditions and to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project generally are in different stages of land development and construction.

HOME CONSTRUCTION AND WARRANTIES

    For most of its projects, Castle contracts or subcontracts virtually all construction work. Engineering, landscaping, master-planning and environmental impact analysis work are performed by independent contractors and subcontractors that are familiar with local requirements. Castle engages consulting firms to assist in project planning and hires independent contractors and subcontractors to perform site development and construction work on individual projects. At all stages of production, Castle monitors and coordinates the activities of builders, contractors, subcontractors, consultants and suppliers.

    Castle provides customary warranties to purchasers of its homes in Hawaii and California. Castle evaluates its contractors and subcontractors in Hawaii and California and its builders in California with respect to their ability to meet potential warranty obligations. In addition to customary warranties provided by Castle to its homebuyers, Castle is subject in California to a state law which establishes a ten-year period during which consumers can seek redress for latent defects in new homes.

RESORTS

    The island of Lana'i consists of approximately 90,500 acres and is the sixth largest of the Hawaiian islands. The Company owns approximately 88,598 acres or 98% of the island. On Lana'i, Castle owns and operates two luxury resorts, with two championship golf courses. Castle is also developing two luxury vacation home projects on Lana'i. For the purposes of this discussion, the activities of Castle on Lana'i will be divided into three areas: Resorts, Resort Developments and Other Businesses on Lana'i.

RESORTS

    The Company owns and operates two luxury resorts, the Lodge at Koele and the Manele Bay Hotel, on Lana'i. The Company is responsible for all phases of lodging operations, including the hiring, training and supervision of all of the managers and employees necessary for the operation of the facilities, and the marketing and maintenance of the properties.

    THE LODGE AT KOELE, a 102-room luxury hotel situated in the wooded highlands of the island, opened in mid-1990. This resort hotel includes tennis facilities, stables and a riding facility, an executive putting course, a fitness center, two restaurants, a retail shop and award-winning gardens. There is also a championship 18-hole golf course, the Experience at Koele, designed by Greg Norman and course architect Ted Robinson, with a clubhouse, a retail shop and restaurant. In 1996, the Lana'i Pines Sporting Clays facility was opened featuring skeet, trap, compact sporting and a 14 station clays course catering to upscale shooters in one of the fastest growing sports in the United States. The resort, golf course, and restaurants have received numerous awards. In 1996, the Koele resort made Conde' Nast Traveler's Gold list with the highest score in Hawaii and was voted by its readers the World's Best Golf Resort.

    THE MANELE BAY HOTEL, a 249-room luxury ocean-front resort, was opened in 1991. The Manele Bay complex includes a 12,000 square foot conference center, a spa facility, tennis center and pro shop, three restaurants, a retail shop and a salon. The resort also features an 18-hole championship golf course, the Challenge at Manele, designed by Jack Nicklaus, and a clubhouse with a pro shop and restaurant. The Manele Bay Hotel, restaurants and golf course have been recognized with numerous awards. In the 1996 Conde Nast Readers' Choice Poll, the Manele Bay Hotel was voted number four among the top 10 tropical resorts in the world and rated by readers of Travel & Leisure as number 16 among the 100 Best Hotels in the World.

    The following table sets forth combined operating statistics for the two hotels for fiscal years 1993 through 1996:

                                                                  1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------
Average daily room rate.......................................  $     266  $     251  $     239  $     230
Occupancy rate................................................         62%        58%        55%        41%
Room revenue per available room (daily).......................  $     166  $     143  $     130  $      94

    "Average daily rate," for any period, is the aggregate room revenue from the two Lana'i resorts during such period, divided by the aggregate number of days during which guests occupied rooms at the two Lana'i resorts during such period. "Room revenue per available room," for any period, is the aggregate room revenue from the two Lana'i resorts during such period, divided by the number of rooms available at the two Lana'i resorts during such period.

    The Lana'i resorts cater to upscale leisure travelers. Castle operates its own computerized reservations service headquartered on Lana'i, and directs an international sales and marketing program, including national advertising, publicity efforts, satellite sales offices in Honolulu, Los Angeles, Chicago and New York, and international representation. While the majority of the guests of the Lana'i resorts originate from the mainland United States, Asia and Europe, there is also a local market in Hawaii.

    Approximately 40% of tourists traveling to Hawaii originate in California and Japan. During the 1990's, weak economic conditions in California and Japan have generally resulted in reduced room rates and reduced hotel occupancies throughout Hawaii. Tourism to Hawaii is affected by a number of variables, including general economic conditions, exchange rates, competition from other destinations, the cost and availability of airline transportation and the general popularity of the State. Lana'i is particularly vulnerable to changes in air service, which can be affected by adverse weather conditions. Many of these factors have had a negative effect on Hawaii tourism over the last several years, causing a decline in tourist arrivals from 1991 to 1994. Tourism improved in 1995, although the benefit of such improvement was felt primarily in Oahu and not on the neighbor islands, including Lana'i, and in 1996 tourism was essentially flat, with the decline in mainland visitors offset by an increase in visitors from Japan.

RESORT DEVELOPMENTS

    GENERAL

    Castle is a developer and builder of single-family and multi-family homes on the island of Lana'i. Castle develops land and designs, builds and sells high quality homes for the resort and local housing markets. Projects being developed or proposed include townhomes and detached single family homes for the luxury vacation home buyer.

    LUXURY VACATION HOME PROJECTS

    THE KOELE PROJECT. Koele, located at the edge of Lana'i City at an elevation of 1,800 feet, includes 632 acres zoned for hotels, golf, residential and park uses. The Lodge at Koele and The Experience at Koele golf course form the focus of the development. The first phase of the Koele luxury residential project includes the Villas at Koele, consisting of 88 proposed multi-family units on 18.5 acres, and 255 proposed single family units on 138 acres. The first phase of infrastructure, including all roads, utility and drainage improvements for the Villas at Koele and the 19 single family homesites in a project known as Puulani Ridge, was completed in August, 1995.

    The Villas at Koele are multi-family units, overlooking the Experience at Koele golf course. There are six floor plans ranging in size from approximately 1,360 square feet to approximately 2,660 square feet, with sales prices ranging from approximately $500,000 to $1,000,000. A sales center with six furnished model homes and sales office opened in December 1994, and construction on the first phase of 20 units commenced in March, 1995.

    Luxury single family homes at Koele are proposed to be sold as custom house and lot package, where the buyer selects a lot and house design and the Company constructs the house. Completed house and lot packages are expected to range in price from approximately $800,000 to $2,500,000.

    The vacation homes at Koele are marketed primarily to affluent individuals from the mainland United States and, to a lesser degree, Japan and Hawaii. Marketing efforts include local and national advertising and publicity, as well as those of an on-site sales team of licensed professionals. The majority of buyers are anticipated to be repeat guests of the Lodge at Koele or the Manele Bay Hotel. The development and construction of new luxury hotels in Hawaii and elsewhere, and continued economic weakness in California and Japan, could negatively impact occupancy levels at the resort hotels on Lana'i, resulting in a reduced number of vacation home sales. Pre-sales for the Villas at the Koele Project commenced in December, 1994. As of December 31, 1996, there were six closings of sales of Villas townhomes (four in 1996 and two in 1995), and there were no units under contract of sale. As of December 31, 1996, there was one closing and there were no contracts of sale for single family homes at Puulani Ridge. The development and sale of the residential property in the Koele Project is expected to occur over a twenty year period.

    THE MANELE BAY PROJECT. The Manele Bay Project is located on approximately 868 acres on the southern coast of Lana'i. The property is currently zoned for hotel, golf course, commercial, residential, park and open space uses. The Manele Bay Hotel and The Challenge at Manele golf course will form the centerpiece of the development.

    The first increment of the Manele Bay Project will include 94 multi-family units on 33.4 acres and 166 single family homesites on approximately 145 acres. The development of this increment will proceed in phases. The first phase of this increment has Concept Master Plan approval and Special Management Area ("SMA") approval from the County of Maui. Final subdivision approval, which must be obtained from the County prior to closing sales, is expected to be obtained by the third quarter of 1997. The Company does not now currently have all required governmental approvals for the development of the second or any subsequent increments of the Manele Bay Project. There can be no assurance that Castle will obtain all such approvals and permits.

    The Company began accepting contracts and/or reservations in December of 1996. Currently, there are contracts for two single family lots and reservations for three multi-family units. The multi-family project, known as the Terraces, has five floor plans ranging in size from approximately 1,560 square feet to approximately 3,200 square feet. They are currently priced from approximately $800,000 to approximately $2.1 million. Four model units for the Terraces are under construction and are expected to be completed in the fourth quarter of 1997. The single family lots are currently priced from approximately $650,000 to approximately $2,450,000. Closings on the lots are expected to occur in the second quarter of 1997. The development and sale of the residential property at Manele Bay is expected to occur over a twenty year period.

OTHER BUSINESSES ON LANA'I

    The Company is involved in a number of other businesses on Lana'i, including a residential redevelopment project and the operation of commercial properties and various support services.

    LANA'I CITY RESIDENTIAL REAL ESTATE PROJECT. The Company has embarked on a residential redevelopment project within Lana'i City that includes up to approximately 250 single family homes that are planned to be sold to the residents of Lana'i. This project involves the demolition of old plantation homes and rebuilding new single family homes on the lots. Castle also plans to develop, build and manage approximately 164 multi-family units for rental to employees of Castle and other residents of Lana'i. The single family homes are proposed to range in size from approximately 780 square feet to 1,344 square feet with prices ranging from approximately $115,000 to $245,000. The multi-family housing is in preliminary design. In order to facilitate the construction of this project, Castle submitted an application to the County under HRS 201E-43, and has agreed to an affordable housing program to include 195 affordable housing and/or rental units. The application and affordable housing program was approved by the County in April 1996 and final subdivision for the project is expected to be obtained in 1997. As of December 31, 1996, twenty five homes have been completed, seven have closed and four are under contracts for sale.

    COMMERCIAL PROPERTIES AND SUPPORT SERVICES. The Company owns and manages approximately 51,000 square feet of improved commercial lease space within Lana'i City. The Company is also engaged in a number of support businesses or activities on the island of Lana'i. These support operations include the management of approximately 557 residential rental units in Lana'i City, and the management of a diversified agriculture program. The agricultural operation includes cattle grazing, forage production, a limited number of small crops and raising beef cattle and hogs. Castle recently sold the cattle operation and plans to sell or otherwise discontinue substantially all of its agricultural operations. In addition, Castle owns and operates a regulated water company on Lanai. The water company is regulated by the Hawaii Public Utilities Commission and provides water service to the resorts, commercial customers, government entities and the residents of Lana'i City.

COMMERCIAL REAL ESTATE

HAWAII PROPERTIES

    On the island of Oahu, Castle is the developer and manager of the Mililani Technology Park, the Cannery Development, the Town Center of Mililani and the Dole Plantation. The following paragraphs describe each of the properties in more detail.

    MILILANI TECHNOLOGY PARK is an approximately 230 acre high technology/business park approximately two miles from Mililani Town. The park is planned to be an employment center for Central Oahu and Oahu's North Shore. The zoning for Mililani Technology Park requires that no less than 45% of the initial acreage be sold or ground leased to high technology companies. Phase One of the Mililani Technology Park, consisting of approximately 100 acres, has received all necessary entitlements. Subdivision improvements for all but approximately 27 acres of Phase One are in place. Of the 100 acres in Phase One, 50 acres have been sold and four acres are leased with an option to buy. As of December 31, 1996, four developed lots in Phase One, totaling approximately 19 acres, were being marketed for sale, with an additional 27 undeveloped acres remaining in this Phase. Phase Two, consisting of approximately 130 acres, has received Hawaii State Land Use Commission approval. The City approved the Development Plan application for Phase Two in December 1995. The zoning application will be submitted for approval by the City when market conditions warrant. Major development work is required in Phase Two, including subdivision improvements, a one million gallon off-site water reservoir and adding capacity to off-site sewer lines. There are two buildings owned by Castle in the park: the 31,000 square foot Verifone Building, and the 20,000 square foot multi-tenant office building known as the Leilehua Building. The Leilehua Building land is leased by Castle from a third party. As of December 31, 1996, the Verifone Building was fully leased to a single tenant (which holds an option to purchase the property) and the Leilehua Building was 94% leased and, the two buildings, combined, had a monthly weighted average rent of $1.40 per square foot.

    CANNERY DEVELOPMENT. This property, previously used by Dole for its Hawaii pineapple cannery operations, consists of approximately 45 acres and is located approximately ten minutes driving time to downtown Honolulu or to the Honolulu International Airport and 15-20 minutes driving time to Waikiki. The Iwilei property is in various stages of development. Approximately 20 acres are developed, including streets, parking lots and building pads. Twenty-three acres are planned to be developed as an urban business/industrial park over the next five to seven years. The current operating properties within the Iwilei development include a single-tenant building (925 Dillingham), a multi-tenant building (801 Dillingham), and a multi-tenant office and retail center (the Dole Center). The 925 and 801 Dillingham buildings include 55,000 square feet and 54,000 square feet, respectively, of rentable office space. The 684,000 square foot Dole Center consists of multi-tenant office space (Dole Office Building and Castle & Cooke Building), a retail center (the Dole Cannery), and a 1,200-stall parking structure, which, along with the 748-stall Cannery parking lot serves the entire Dole Center. The Dole Cannery Square, which consists of 362,000 gross square feet, includes a retail outlet center (Dole Cannery Outlets) and banquet facilities (Dole Visitor Center) and is entirely leased to Horizon/Glen Outlet Centers Limited Partnership ("Horizon") under a 50-year master space lease. The lease expires in 2044. Excluding the approximately 41,000 square feet of the Dole Center occupied by the Company's Hawaii headquarters, the Cannery development currently has approximately 752,000 rentable square feet which, at December 31, 1996, is 82% leased to third parties (including Horizon) with a monthly weighted average base rent of $1.00 per square foot.

    Horizon, the lessee of the Dole Cannery Square, recently announced that it had taken a write-off of its investment at the Dole Cannery Square and that it is actively seeking to sell up to a 75% interest in the project to a joint venture partner. It has also been publicly reported that Horizon senior management has stated it remains committed to the development of this project, which is approximately 40% occupied. Through February 1997, Horizon is current on its rent due the Company under the lease. There have been recent proposals to Castle from Horizon representatives with respect to the lease, which are being evaluated by the Company.

    TOWN CENTER OF MILILANI is a community shopping center containing approximately 441,000 rentable square feet, located in the center of Mililani Town and is the fifth largest shopping center on Oahu. The Town Center, which sits on approximately 45 acres (of which 41 acres are owned by the Company), was built in phases with the first phase completed in 1987. In 1993, Wal-Mart entered into a ground lease for 11 acres and built a 137,000 square foot store (their first store in Hawaii) which opened in 1994. At December 31, 1996, the Town Center was approximately 97% leased with a monthly weighted average base rent of $1.16 per square foot. Approximately 50,000 square feet of additional retail or office space can be added to the Center.

    DOLE PLANTATION, located just north of the town of Wahiawa on a major road leading to the North Shore of Oahu, is a retail visitor operation, located in two buildings totaling approximately 11,000 square feet, on approximately 250 acres (approximately 243 acres of which is a proposed expansion area). The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products. The main products sold are clothing and other items with the Dole logo, products made in Hawaii and food and beverages generally made with pineapples. The Dole Plantation is one of the busiest visitor attractions on Oahu and had approximately 985,000 visitors during 1996 and revenues of $6.2 million. A hedge maze (expected to be the largest in the world when completed) in the shape of a pineapple is under construction. It is expected to be completed and in operation by the end of 1997 with annual revenues projected to be approximately $300,000.

    The Leilehua, Verifone, Cannery Development, Town Center of Mililani and Dole Plantation properties are pledged as collateral for the Company's credit agreement with a syndicate of banks. In connection with this agreement, an independent third party engaged by the banks performed an appraisal for each property in the fourth quarter of 1995. The total appraised value for the income producing assets relating to these properties was $161.5 million. The undeveloped land was not valued in connection with this process.

    THE HAWAII COMMERCIAL REAL ESTATE MARKET

    The Oahu downtown commercial office market has declined in the last few years with a vacancy rate of 3.5% in 1990 climbing to approximately 19% in 1996. This is the result of a slowing economy and the addition of office space developed since 1991. Vacancy rates are projected to increase through 1997 and stay in double digits through the remainder of the decade. Since 1990, the Oahu retail industry has experienced a slow economy and the entry into the Hawaii market of large discount retailers, which has had an adverse effect on smaller local retailers. See "The Hawaii Economy and Housing Market" for a discussion of the Hawaii economy.

BAKERSFIELD PROPERTIES

    In Bakersfield, California, Castle owns two industrial parks encompassing 131 acres (Stockdale Industrial Park and Gateway Industrial Park), an industrial warehouse (at 7021 Schirra Court), one office building (at 10000 Ming Avenue), a shopping center (The Marketplace), and a 50% general partnership interest in a partnership that owns a shopping center (Town & Country). The Company owns 42 acres of undeveloped highway commercial land at Highway 99 and Bear Mountain Boulevard (Highway 99 @ Bear Mountain). In addition, the Company owns an undeveloped industrial park (Stockdale Industrial Park Phase VI) which includes 285 acres of land which is currently being used for agricultural purposes. The 42 acres at Highway 99 @ Bear Mountain, the two industrial parks (Stockdale Industrial Park and Gateway Industrial Park) and the undeveloped industrial park (Stockdale Industrial Park Phase VI) are currently being marketed for sale. The following paragraphs describe each of the income producing properties in more detail.

    7021 SCHIRRA COURT is an industrial warehouse of tilt-up construction containing approximately 150,000 square feet. At December 31, 1996, the building was fully leased with a monthly weighted average base rent of $0.29 per square foot.

    10000 MING AVENUE is a Class A, suburban office building constructed in 1984 containing approximately 199,000 rentable square feet, which includes 96,500 square feet occupied by Mobil, approximately 46,000 square feet occupied by Dole Food Company and 13,675 square feet occupied by Castle's mainland residential and California commercial headquarters. The total site consists of approximately
18.5 acres and is located in southwest Bakersfield. At December 31, 1996, the building was fully occupied with a monthly weighted average base rent of $1.11 per square foot, excluding space occupied by Castle.

    THE MARKETPLACE is a 32 acre, 300,000 square foot shopping center currently being built in Bakersfield. The center has an "upscale", Georgian theme with a large fountain as an amenity. Construction on phase I (171,000 square feet) is nearly complete and is 95% leased. Vons (a major southern California grocery store chain) and Edwards Theaters are the anchor tenants leasing 57,000 and 58,000 square feet, respectively. Vons opened in November of 1996 and Edwards is expected to open in the Spring of 1997. Construction on phase II (42,000 square feet) is expected to be completed in the fourth quarter of 1997. Payless Drug Store and Blockbuster are two of the phase II tenants, which is currently 78% leased. Construction on Phase 3 (87,000 square feet) is expected to be completed in the third quarter of 1998.

    TOWN & COUNTRY is a 173,000 square foot shopping center held by a partnership in which the Company has a fifty percent ownership interest. The center was built in 1986 and includes Albertsons Grocery Store and Longs Drug Stores as major tenants. As of December 31, 1996, the center was 95% leased with an average monthly rent of $1.04 per square foot.

THE BAKERSFIELD COMMERCIAL REAL ESTATE MARKET

    The Bakersfield commercial office market has maintained a fairly constant vacancy rate for the last five years. The vacancies in the southwest portion of Bakersfield, where Castle's properties are located, have averaged between a high of 19%, in 1991, and a low of 11%, currently. The vacancy rates are projected to remain fairly constant and stay in double digits through the remainder of the decade. See "The Bakersfield Economy and Housing Market" for a discussion of the Bakersfield economy.

OTHER PROPERTIES

    Castle owns and operates office buildings in Georgia (Premier Plaza), North Carolina (Landmark Center and Horizons at Six Forks) and Arizona (Regents Center) and an apartment complex in North Carolina (One Norman Square). Castle also owns a golf course in San Jose, California (Riverside) and a golf course in Sierra Vista, Arizona (Pueblo Del Sol), and a landfill in San Jose, California (Kirby Canyon) that is leased to and operated by a third party. During 1996, the Company sold the Sutton Place Apartments, Savannah Creek Apartments and Crosswinds/Northgate Apartments located in Mississippi. All office leases are full service, with excess operating expenses passed through to the tenants. The following paragraphs describe each of the properties in more detail.

    PREMIER PLAZA is a Class A, suburban multi-tenant office building constructed in 1988 located in the North Central sub-market of Atlanta, Georgia consisting of approximately 188,000 square feet. At December 31, 1996, Premier Plaza had an occupancy rate of 97% with a monthly weighted average base rent of $1.41 per square foot. Two Premier Plaza, an approximately 127,000 square foot facility, is currently under construction. The building is expected to be completed in the fourth quarter of 1997, and the Company is in lease negotiations with possible tenants.

    LANDMARK CENTER consists of two Class A office buildings constructed in 1984 and 1986, respectively, located in northeastern Raleigh, North Carolina. Building One consists of approximately 82,000 square feet and Building Two consists of approximately 84,000 square feet. Total site area is 7.02 acres. At December 31, 1996, Landmark Center had an occupancy rate of 98% with a monthly weighted average base rent of $1.42 per square foot.

    HORIZON AT SIX FORKS consists of two multi-tenant office buildings and two single tenant buildings located in Raleigh, North Carolina. The buildings are Class A, and were constructed in 1989, 1990, and 1996. The two multi-tenant office buildings consist of approximately 32,000 and 27,850 square feet, respectively. The two single tenant buildings consists of approximately 20,500 and 46,700 square feet, respectively. The total site area is 12.31 acres. At December 31, 1996, the properties were 88% leased with a monthly weighted average base rent of $1.08 per square foot.

    REGENTS CENTER is an approximately 62,000 square foot office building constructed in 1989 located in Tempe, Arizona. The total site area is 4.27 acres. At December 31, 1996, Regents Center was 100% occupied by DHL Worldwide Express at a monthly base rent of $1.90 per square foot. In order to expand its commercial development, Regents Center II, an approximately 41,000 square foot facility, is expected to begin construction in April of 1997 and is expected to be completed in December of 1997.

    ONE NORMAN SQUARE APARTMENTS located in Cornelius, North Carolina, a suburb of Charlotte, is a 192-unit apartment complex constructed in 1993. At December 31, 1996, the property was 96% leased with an average monthly lease rent of $720 per unit.

    RIVERSIDE GOLF COURSE, located approximately 2.5 miles south of San Jose, California, is an 18-hole daily fee course. In 1996 approximately 75,000 rounds were played at an average fee of $25 per round. The Company plans to build another 18-hole daily fee golf course adjacent to the existing course during 1997. This course is being designed by Jack Nicklaus and should be opened for play in 1998. It is expected to average 50,000 rounds per year at a starting green fee of $60 per round. In conjunction with the construction of the new golf course, the existing clubhouse is being replaced with a new 12,400 square foot clubhouse which will serve both the new Jack Nicklaus course and the existing course.

    PUEBLO DEL SOL GOLF COURSE, located in Sierra Vista, Arizona, is an 18-hole daily fee course surrounded by Castle's residential development. In 1996, approximately 41,000 rounds were played at an average fee of $10 per round. In an effort to enhance revenues from the golf course and the sale of lots in the Company's Sierra Vista development, the Company recently completed the construction of a 7,000 square foot clubhouse at the Pueblo Del Sol Golf Course and made certain improvements to the golf course.

    KIRBY CANYON, located approximately 2.5 miles south of San Jose, California, is an operating landfill leased to a large waste management company. The lease on the landfill site expires in 1997 and Castle and the tenant are currently scheduled to participate in arbitration concerning tenant's performance of its obligations under the lease and tenant's request to extend the lease.

    The Schirra Court, 10000 Ming, Premier Plaza, Landmark Center, Horizon at Six Forks, Regents Center, and One Norman Square properties are pledged as collateral for the Company's credit agreement with a syndicate of banks. In connection with this agreement, an independent third party performed an appraisal for each property in the fourth quarter of 1995. The total appraised value of these properties was $76 million.

COMPETITION AND OTHER INDUSTRY FACTORS

    Castle's real estate operations are cyclical and highly sensitive to changes in general and local economic conditions, such as levels of consumer confidence, employment, income, interest rates, demand for housing and office space and the availability of financing for mortgages, acquisitions and construction, as well as shifts in population, real estate market fluctuations, changes in the desirability and preferences for residential, commercial and industrial areas, increased competition in the luxury resort market, and the effects of changes in tax laws. Land use planning, management and development are also subject to local zoning, and economic and political constraints. The State of Hawaii's regulatory process is lengthy and time-consuming. The process of securing proper approvals and permits can be costly, and no assurances can be given that sought for approvals will be obtained.

    The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor. Castle generally competes against a number of large, well-capitalized real estate developers for residential, commercial and industrial projects. Castle competes for residential sales with other developers, homebuilders and individuals reselling existing residential housing, and for commercial and industrial sales and leases with other developers with the same or similar products. Castle competes primarily on the basis of location, price, quality, design, service, and reputation.

    Hawaii is home to a number of the top resort hotels in the world. Castle's Lana'i resort hotels compete with these resort hotels for both individual travelers and high level groups. Moreover, because Lana'i is considered a world class destination, it competes with resort hotels with a similar guest profile around the world. Furthermore, as additional luxury resort hotels are opened around the world, increased competition in the market can be expected.

    In addition to the general risks of real estate development and resort operation and development, Castle is subject to some special or more pronounced risks with respect to its Hawaii properties. These include the availability of construction materials and labor and the costs thereof (including transportation costs); adverse changes in the market for real estate due to the adverse changes in international economic conditions which lessen travel, tourism and investment in Hawaii; costs associated with environmental matters; and delays in obtaining permits or approvals for development. Competition for the acquisition of developable land is particularly intense in Hawaii, largely due to the concentration of land ownership and the limited supply of available land that is entitled for development.

    In 1995, the Hawaii Supreme Court issued a decision (commonly known in Hawaii as the "PASH Decision") which held that native Hawaiians possess rights to engage in traditional and customary practices on undeveloped land in Hawaii. The PASH Decision has created some uncertainty as to what these rights are and how they may be exercised in light of other legally recognized rights of private property owners. The Company is sensitive to the recognition of legitimate native Hawaiian rights and supports establishing a process whereby these rights can be fairly determined while preserving the rights of property owners. To date, the Company has not experienced any adverse impacts on its operations as a result of the PASH Decision. At this time, however, there can be no assurance that a process will be established to balance these rights of native Hawaiians with those of property owners, and that the exercise of such native Hawaiian rights will not adversely affect the Company's development and other operations.

ENVIRONMENTAL AND REGULATORY MATTERS

    Castle is subject to local, state and federal statutes, ordinances, rules and regulations, including those protecting health and safety, archeological preservation laws, cultural and environmental laws, including without limitation the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Endangered Species Act. The particular environmental requirements which apply to any given community vary greatly according to the condition and the present and former uses of the site. Environmental laws may cause Castle to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain environmentally sensitive areas, and may delay or prevent completion of Castle's projects and adversely impact the profitability of such projects.

    Portions of Castle's communities in Bakersfield and of its property on Lana'i contain habitat for endangered or potentially endangered species. Some of the properties held for development by Castle in California and Hawaii were formerly sites of large agricultural operations, which necessarily involved the use of pesticides and other agricultural chemicals. In addition, petroleum operations conducted by third parties are or have been located on or adjacent to land owned by Castle in Bakersfield and Hawaii.

    Although environmental laws have not had a material adverse effect on Castle's capital expenditures, earnings or competitive position to date, and management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on Castle, no assurance can be given that such laws will not have a material adverse effect on Castle in the future. In connection with the Distribution, Castle assumed and indemnified Dole against any environmental liabilities associated with properties obtained from Dole and certain other real estate projects completed by Dole prior to the Distribution Date.

    California has experienced drought conditions from time to time, resulting in certain water conservation measures and, in some cases, rationing by local municipalities with whom Castle does business. Although Castle has not suffered any curtailment of construction activity as a result of drought, restrictions on future construction activity resulting from water rationing could have an adverse effect upon Castle's operations in California.

    Changes in federal income tax laws and state and local property tax laws may affect demand for new homes and therefore the value of developable real property. In addition, Hawaii imposes "roll-back" taxes on agricultural land which is reclassified for other purposes. Three years after reclassification of agricultural land for higher urban or rural use, or earlier if the land is put to such higher use, the owner is assessed the difference between the normal tax rate and the preferential agricultural tax rate which was paid during the preceding ten years, plus interest at the statutory rate.

    Castle's real estate operations are subject to approval and regulation by various federal, state and county agencies. Approval may be required with respect to the layout, design and extent of improvements, as well as construction, land use, water use, zoning, health, environmental and numerous other matters. Approvals may also be required for sales and marketing activities, sales literature, contract forms and the like. Castle is subject to a number of laws imposing registration, filing and disclosure requirements with respect to its residential developments, including the Lana'i resort residential development. For example, the Federal Consumer Credit Protection Act requires, among other things, that certain disclosures be made to purchasers about finance charges in credit transactions. Various federal, state and local authorities regulate the manner in which Castle conducts its sales activities and other dealings with its customers.

LICENSES

    Castle is licensed as a general building contractor by the states of Hawaii and California and as a real estate broker in Hawaii. These licenses must be renewed every two years. Castle holds liquor licenses for its Lana'i resort development and the Dole Plantation in Hawaii, and for the Seven Oaks Country Club in Bakersfield, the Riverside Golf Course in San Jose, and the Pueblo Del Sol Golf Course in Sierra Vista.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The major raw materials and operating supplies used by the Company are lumber, concrete, roofing material, steel frames, plumbing and electrical fixtures. Materials used in the construction of Castle's homes are generally available from a number of sources. However, material prices may fluctuate due to various factors, including demand or supply shortages.

    Castle is subject to certain risks associated with the availability and cost of materials and labor, delays in construction schedules and cost overruns. Environmental regulations can also have an adverse impact on the availability and price of certain materials such as lumber. Additionally, Castle's operations are susceptible to delays caused by strikes or other events involving trade unions, weather disturbances, and international events affecting the shipping industry and the transportation of building materials.

    The materials and supplies used in the construction work conducted by Castle are generally secured by independent contractors, subcontractors and suppliers from customary trade sources. Construction time for Castle's homes depends on the time of the year, the local labor situation, the availability of materials and supplies and other factors. Castle is not presently experiencing any serious labor or material shortages; however, the residential construction industry has in the past experienced serious labor and material shortages, including lumber, insulation, drywall and cement. Delays in construction of homes due to these shortages or to inclement weather conditions could have an adverse effect upon Castle's homebuilding operations.

EMPLOYEES

    At December 31, 1996 the Company had approximately 1,322 full time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, legal, finance and accounting, engineering, land acquisition and development, and sales and marketing activities. At December 31, 1996, certain of Castle's Hawaii employees were affiliated with the Carpenters' Union (44 employees), the Laborers' Union (16 employees) and the International Longshoremen's and Warehousemen's Union (728 employees). The Company's California and other Mainland employees are not unionized. In addition, Castle hires contractors and subcontractors for many of its development and homebuilding operations. The Company believes that its relations with its employees have been satisfactory.

ITEM 2. PROPERTIES

    The Company owns and maintains executive offices in Los Angeles, California and auxiliary executive offices in Honolulu and Lana'i City, Hawaii, Bakersfield, California and Kannapolis, North Carolina. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

HAWAII--RESIDENTIAL

    Castle's residential landholdings and unentitled agricultural and conservation landholdings on Oahu, as of December 31, 1996, are described in the following table.

                                                     NUMBER OF       NUMBER OF                       STATE LAND USE
                                                     UNITS(1)          ACRES      ENTITLED ACRES       COMMISSION
PROPERTY                                           (APPROXIMATE)   (APPROXIMATE)   (APPROXIMATE)     CLASSIFICATION
------------------------------------------------  ---------------  -------------  ---------------  ------------------
Mililani Mauka Phase I..........................           677             192             192           Urban
Mililani Mauka Phase II-A.......................           984             198             198           Urban
Mililani Mauka Phase II-B.......................         2,100             280             280           Urban
Royal Kunia (2).................................         1,199             222             222           Urban
Lalea...........................................           217              16              16           Urban
Na Pu'u Nani (3)................................           640             255             255           Urban
Mililani Mauka 110 Acre Site....................        --                 110          --               Urban
Kipapa Gulch (5)................................        --               1,600          --          Agricultural(4)
Koa Ridge Mauka.................................        --                 640          --          Agricultural(4)
Koa Ridge Makai.................................        --                 570          --          Agricultural(4)
Waiawa..........................................        --                 380          --          Agricultural(4)
Waipio West.....................................        --                 270          --          Agricultural(4)
Mililani South..................................        --                 610          --          Agricultural(4)
Whitmore........................................        --                 295          --          Agricultural(4)
Waipio Forest/Other.............................        --               5,520          --          Conservation(4)
                                                         -----          ------           -----
    TOTAL HAWAII................................         5,817          11,158           1,163
                                                         -----          ------           -----
                                                         -----          ------           -----

------------------------

(1) Number of units refers to the remaining (unsold and, in certain cases, undeveloped) approved units and units on entitled land as of December 31, 1996.

(2) A wholly-owned subsidiary of Castle is the managing general partner and owns 50% of the limited partnership that owns Royal Kunia. The partnership is controlled by Castle and included in the Company's consolidated financial statements.

(3) Na Pu'u Nani, located on the island of Hawaii, is held by a joint venture in which a wholly-owned subsidiary of Castle owns a 30% interest and is the managing general partner.

(4) Property has no approvals for development. In Hawaii, obtaining the many necessary approvals for residential and commercial developments is an extended process which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. No assurance can be given that Castle will be able to obtain any such approvals.

(5) Includes approximately 125 acres of non-developable open space associated with the Mililani Mauka Phase I and Phase II-A properties.

CALIFORNIA & ARIZONA--RESIDENTIAL

    Castle's residential and open space and agricultural landholdings in California and Arizona as of December 31, 1996 are described in the following table.

                                                     NUMBER OF       NUMBER OF
                                                      LOTS(1)          ACRES      ENTITLED ACRES
PROPERTY                                           (APPROXIMATE)   (APPROXIMATE)   (APPROXIMATE)     CURRENT ZONING
------------------------------------------------  ---------------  -------------  ---------------  ------------------
BAKERSFIELD:
Seven Oaks......................................         1,076             415             415        Residential
Silver Creek....................................           785             218             218        Residential
Brimhall........................................           833             207             207        Residential
Fairways (Single Family)........................           783             225             225        Residential
Haggin Oaks (Single Family).....................            31               6               6        Residential
Campus Park (Single Family).....................           195              34              34        Residential
Gosford (Single Family).........................            32              20              20        Residential
Gosford (Multi Family)..........................        --                   7               7        Residential
Ming & Gosford (Multi Family)...................        --                  31              31        Residential
West of Buena Vista.............................        --                 719          --          Agricultural(2)
Brimhall unentitled land........................        --                 680          --          Agricultural(2)
Unentitled Open Space...........................        --                  25          --             Open Space
                                                         -----          ------           -----
                                                         3,735           2,587           1,163
                                                         -----          ------           -----
OTHER CALIFORNIA:
San Jose........................................        --               2,359          --             Open Space
Atascadero......................................             3              11              11        Residential
Mountaingate....................................        --                 282          --             Open Space
                                                         -----          ------           -----
                                                             3           2,652              11
                                                         -----          ------           -----
ARIZONA:
Sierra Vista Country Club Community.............         1,186             288             288        Residential
Sierra Vista Other Entitled.....................           194             120             120        Residential
40 Acre Parcels--Cochise County.................            46           2,547          --             Open Space
Unentitled--Greater Sierra Vista Area...........        --               2,808          --             Open Space
                                                         -----          ------           -----
                                                         1,426           5,763             408
                                                         -----          ------           -----
            TOTAL BAKERSFIELD, OTHER
CALIFORNIA AND ARIZONA..........................         5,164          11,002           1,582
                                                         -----          ------           -----
                                                         -----          ------           -----

------------------------

(1) Number of lots refers to the remaining (unsold and, in certain cases, undeveloped) lots that either have entitlements or are planned for future development as of December 31, 1996.

(2) Property is not entitled. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. No assurance can be given that Castle will be able to obtain any such approvals.

COMMERCIAL

    The total land owned by Castle on the island of Oahu and designated by Castle for commercial or industrial development is approximately 754 acres (including 163 acres in Pine Spur which is currently classified as Agricultural and may not all be developed for commercial or industrial uses) of which approximately 542 acres (including Pine Spur) are not fully entitled commercial or industrial lands.

    In California, Castle owns approximately 716 acres of land which are intended for commercial use, including approximately 635 entitled acres in Bakersfield. In addition, Castle owns approximately 161 acres in Sierra Vista, Arizona, which are used to operate the 18-hole Pueblo Del Sol Golf Course.

    Castle's commercial land in San Jose, California consists of 149 acres that are used for the operation of the 18-hole Riverside Golf Course, and 760 acres that have been leased to a third party for the Kirby Canyon landfill site. The lease on the landfill site expires in 1997 and Castle and the tenant are currently scheduled to participate in arbitration concerning the tenant's performance of its obligations under the lease and tenant's request to extend the lease.

    Castle's Mountaingate commercial property is located in Los Angeles County. This consists of an approximately 67-acre closed landfill site that is being mined for methane gas by a third party for sale to UCLA.

    Castle's commercial landholdings as of December 31, 1996, are described in the following table.

PROPERTY

HAWAII
----------------------------------------------------------------------                      NUMBER OF
OPERATING PROPERTY                                                          LOCATION          ACRES          TYPE
----------------------------------------------------------------------  ----------------  -------------  -------------
Verifone Office Building..............................................  Mililani, HI                4       Office
Leilehua Building.....................................................  Mililani, HI                0       Office
925 Dillingham Office Building........................................  Honolulu, HI                2       Office
801 Dillingham Office Building........................................  Honolulu, HI                2       Office
Dole Center...........................................................  Honolulu, HI               10       Office
Dole Plantation Retail Visitor Center.................................  Wahiawa, HI                 7    Agricultural (1)
Town Center of Mililani...............................................  Mililani, HI               41       Retail
                                                                                                   --
                                                                                                   66
                                                                                                   --
                                                                                                   --

                                                                                                       CURRENT LAND
                                                                                            NUMBER          USE
UNDEVELOPED LANDHOLDINGS                                                    LOCATION       OF ACRES     DESIGNATION
----------------------------------------------------------------------  ----------------  -----------  -------------
Mililani Mauka Commercial.............................................  Mililani, HI              24       Urban
Mililani Technology Park..............................................  Mililani, HI             226       Urban
Pine Spur.............................................................  Wahiawa, HI              163   Agricultural
Dole Plantation.......................................................  Wahiawa, HI              243   Agricultural
Other Iwilei..........................................................  Honolulu, HI              32       Urban
                                                                                                 ---
                                                                                                 688
                                                                                                 ---
                                                                                                 ---

------------------------

(1) The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products.

MAINLAND
------------------------------------------------------------------                         NUMBER
OPERATING PROPERTY                                                       LOCATION         OF ACRES         TYPE
------------------------------------------------------------------  -------------------  -----------  --------------
10000 Ming Office Building........................................  Bakersfield, CA              19       Office
The Marketplace Shopping Center...................................  Bakersfield, CA              33     Commercial
Schirra Court Industrial Warehouse................................  Bakersfield, CA               8     Industrial
Premier Plaza Office Building.....................................  Atlanta, GA                   8       Office
Landmark Center Office Building...................................  Raleigh, NC                   7       Office
Horizon at Six Forks Office Building..............................  Raleigh, NC                  12       Office
Regents Center Office Building....................................  Tempe, AZ                     9       Office
One Norman Square Apartments......................................  Cornelius, NC                22    Multi Family
Riverside Golf Course.............................................  San Jose, CA                149    Golf Course
Pueblo del Sol Golf Course........................................  Sierra Vista, AZ            161    Golf Course
Kirby Canyon......................................................  San Jose, CA                760      Landfill
                                                                                              -----
                                                                                              1,188
                                                                                              -----
                                                                                              -----

                                                                                                        CURRENT LAND
                                                                                            NUMBER          USE
UNDEVELOPED LANDHOLDINGS                                                  LOCATION         OF ACRES     DESIGNATION
------------------------------------------------------------------  --------------------  -----------  --------------
Stockdale Industrial Park.........................................  Bakersfield, CA              345     Industrial
Gateway Industrial Park...........................................  Bakersfield, CA               71     Industrial
Silver Creek Commercial...........................................  Bakersfield, CA               34     Commercial
Stockdale Highway.................................................  Bakersfield, CA               79     Commercial
Bakersfield Airpark...............................................  Bakersfield, CA               64     Industrial
Highway 99 @ Bear Mountain........................................  Bakersfield, CA               42     Commercial
Camarillo.........................................................  Camarillo, CA                  5     Commercial
Paso Robles.......................................................  Paso Robles, CA                9     Commercial
Mountaingate......................................................  Los Angeles, CA               67      Landfill
                                                                                                 ---
                                                                                                 716
                                                                                                 ---
                                                                                                 ---

------------------------

    Under the Credit Agreement entered into by Castle in connection with the Distribution, the income producing commercial property of Castle was placed under a mortgage in favor of the lenders named in the Credit Agreement. Castle intends to repay the revolving loans obtained under the Credit Agreement with cash from operations and the proceeds of selective sales of commercial and other properties from time to time.

RESORTS

    The island of Lanai is the sixth largest of the islands of Hawaii. Approximately 88,598 acres or 98% of the island is owned by Castle. Of the total acreage on the island (approximately 90,500 acres), approximately 3,228 acres are classified by the Hawaii State Land Use Commission as Urban, 38,197 acres are classified as Conservation, 46,678 acres are classified as Agricultural and 2,397 acres are classified as Rural.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in various claims and legal actions incident to its operations. In the opinion of management, after consultation with legal counsel, none of such claims is expected to have a material adverse effect on the financial condition or other operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 31, 1997 indicating their positions with the Company and their principal occupations during at least the past five years. Each of such executive officers serves at the discretion of the Board of Directors.

        NAME AND AGE              POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------------  ------------------------------------------------------------------------------------
David H. Murdock (73)         Chairman of the Board, Chief Executive Officer and Director of Castle since October
                              1995. Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke
                              Homes, Inc. (formerly a publicly-traded company that was 82% owned by Dole) from
                              September 1992 until January 1995. Chairman of the Board, Chief Executive Officer
                              and Director of Dole since July 1985. Since June 1982, Chairman of the Board and
                              Chief Executive Officer of Flexi-Van Corporation, a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products, and industrial and building products.

Wallace S. Miyahira (64)      President--Hawaii Residential and Commercial Operations of Castle and a Director
                              since December 1996. Senior Vice President of Castle from October 1995 to December
                              1996. Senior Vice President of Castle & Cooke Homes, Inc. from June 1993 to January
                              1995. Senior Vice President of Castle & Cooke Properties, Inc. from 1983 to December
                              1996, and President since December 1996. President of Castle & Cooke Homes Hawaii,
                              Inc. (a subsidiary of Castle conducting the residential real estate business in
                              Hawaii) from 1984 to March 1995 and from December 1995 to present.

Lynne Scott Safrit (38)       President--North American Commercial Operations of Castle since October 1995 and
                              Director since December 1995. President of Mega Management Company, Inc. since
                              December 1993, and President of Atlantic American Properties, Inc. since August
                              1989, both of which are real estate management companies wholly-owned, directly or indirectly, by Mr. David H. Murdock.

Bruce M. Freeman (47)         Senior Vice President of Castle since October 1995. President of Castle & Cooke
                              California, Inc., a California corporation (a subsidiary of Castle conducting the residential real estate business in California and Arizona) or its predecessor company since September 1993. President Bakersfield/Arizona of Castle & Cooke Homes,
                              Inc. from September 1993 to January 1995. President and Chief Operating Officer of
                              Griffin Homes, a real estate development company unaffiliated with Castle, from 1987 until 1993. In 1992, Griffin Homes and related entities filed for protection under the Federal bankruptcy laws. A plan of reorganization was approved in 1993.

        NAME AND AGE              POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------------  ------------------------------------------------------------------------------------
Thomas C. Hoadley (64)        Senior Vice President of Castle since October 1995. Chief Operating Officer of
                              Lana'i Company, Inc. (a subsidiary of Castle conducting the resorts business on
                              Lanai) since January 1996 and Executive Vice President since September 1995. Vice
                              President Resort Operations of Lana'i Company, Inc. from April 1994 to August 1995.
                              Vice President of Yosemite Park & Curry Company from July 1990 to February 1994.
                              Yosemite Park & Curry Company is not affiliated with Castle and was engaged in the business of managing the commercial operations conducted in Yosemite National Park.

Edward C. Roohan (33)         Vice President and Chief Financial Officer of Castle since April 1996 and Vice
                              President and Corporate Controller of Castle from October 1995 to April 1996. Vice
                              President and Corporate Controller of Castle & Cooke Homes, Inc. from August 1993 to
                              January 1995. Vice President of Castle & Cooke Properties, Inc. since July 1995.
                              Audit Manager with Arthur Andersen LLP in Los Angeles, California from 1990 to 1993, and employed in the Audit Division of Arthur Andersen LLP from 1985 to 1990.

Roberta Wieman (52)           Vice President and Corporate Secretary of Castle since April 1996. Vice President of
                              Dole since February 1995. Secretary of Pacific Holding Company, a sole proprietorship of David H. Murdock, since 1992. Executive Assistant to the Chairman of the Board and Chief Executive Officer of Dole from November 1991 to February
                              1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of February 28, 1997, there were approximately 11,796 holders of record of the Company's Common Stock. The Company's Common Stock is traded on the New York Stock Exchange ("NYSE"). The following table shows the market price range of the Company's Common Stock for each full quarterly period following the
Distribution:

                                                                            HIGH        LOW
                                                                          ---------  ---------
1996
First Quarter...........................................................  $  16.75   $  11.875
Second Quarter..........................................................     17.75      16.125
Third Quarter...........................................................     17.125     14.50
Fourth Quarter..........................................................     17.125     14.88
                                                                          ---------  ---------
  Year..................................................................  $  17.75   $  11.875
                                                                          ---------  ---------
                                                                          ---------  ---------

    The payment and amount of cash dividends on Castle Common Stock will be subject to the discretion of Castle's Board of Directors. Castle anticipates that it will retain all earnings for use in its business and will not pay cash dividends on shares of Castle Common Stock in the foreseeable future. In addition, the terms of the Company's Series A 10% Cumulative Preferred Stock ("Preferred Stock") prohibit the payment of dividends on Castle Common Stock unless all accrued dividends on the Preferred Stock have been paid. Castle intends to pay dividends on the Preferred Stock in accordance with its terms. Furthermore, the terms of the Credit Agreement restrict the payment of dividends on the Castle Common Stock. Castle's dividend policy will be reviewed by Castle's Board of Directors from time to time as may be appropriate and payment of dividends will depend upon Castle's financial position, capital requirements, the aforementioned Preferred Stock and Credit Agreement restrictions and such other factors as Castle's Board of Directors deems relevant.

    No equity securities of Castle were sold by Castle since January 1, 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data of the Company should be read in conjunction with the historical consolidated financial statements and notes thereto. Consolidated historical financial information prior to December 28, 1995 relates to the business of the Company as it was operated by Dole. At December 28, 1995, Dole transferred its real estate and resorts business to the Company and distributed to Dole shareholders one share of the Company for every three shares of Dole common stock. Accordingly, the balance sheet data as of December 28, 1995 reflects the Company's capitalization after the Distribution and certain related adjustments connected with the Distribution. The following selected consolidated historical financial data are derived from the consolidated financial statements of the Company. The historical consolidated financial statements of the Company prior to January 1, 1996 may not reflect the results of operations or financial position that would have been obtained had the Company been a separate, publicly held company.

                              CASTLE & COOKE, INC.
        (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                       1996        1995        1994        1993        1992
                                                    ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS INFORMATION
Residential property sales........................  $  200,036  $  246,487  $  246,384  $  223,566  $  184,373
Resort operations.................................      52,529      46,106      43,826      34,570      22,565
Commercial & other operations.....................      51,552      48,558      51,827      61,006      46,226
Gain on sale of income producing properties.......       4,207         400      --          --          --
                                                    ----------  ----------  ----------  ----------  ----------
Total revenues....................................     308,324     341,551     342,037     319,142     253,164
                                                    ----------  ----------  ----------  ----------  ----------
Cost of residential property sales................     174,066     195,590     172,120     159,509     124,934
Cost of resort operations.........................      69,761      72,857      76,780      70,747      61,951
Cost of commercial & other operations.............      35,547      32,123      39,567      55,929      43,145
General & administrative expenses.................      13,593      12,393      17,526      14,676      14,125
Restructuring costs...............................      --          --          --          --           3,306
Write-down of certain properties to fair value....      --         176,000      --          --          --
                                                    ----------  ----------  ----------  ----------  ----------
Operating income (loss)...........................      15,357    (147,412)     36,044      18,281       5,703
                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss).................................       9,213     (85,800)     22,005      10,717       5,443
Net income (loss) available to common
  shareholders....................................  $    5,013  $  (86,024) $   22,005  $   10,717  $    5,443
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) per common share (1)..............  $      .25  $    (4.31) $     1.10  $      .54  $      .27
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding (1)...........      19,954      19,952      19,952      19,952      19,952
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
BALANCE SHEETS
Real estate developments..........................  $  511,358  $  571,828  $  528,670  $  412,435  $  392,085
Total assets......................................   1,019,822   1,071,733   1,229,765   1,050,639     966,121
Total debt........................................     152,130     195,000      --          47,752      71,627
Preferred stock...................................      35,700      35,000      --          --          --
Total common shareholders' equity.................     583,307     578,172   1,078,352     883,945     796,775

------------------------

(1) Prior to 1996, the earnings per common share is based on an assumed weighted average outstanding number of shares of 19,951,578 which was the number of common shares outstanding immediately after the December 28, 1995 distribution date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and related notes, included elsewhere in this report. The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution of the stock of the Company to its shareholders. The consolidated statements of operations, balance sheets and cash flows for periods prior to December 28, 1995 are those of Dole and have been prepared on the basis that the assets and liabilities of the real estate and resorts business were transferred using historical carrying values as recorded by Dole and present the Company's results of operations and cash flows as derived from Dole's historical financial statements. Historical results set forth in the Company's consolidated financial statements should not be taken as indicative of future operations.

OVERVIEW AND OUTLOOK

    The Company's revenues are derived from three sources: residential development primarily on Oahu, Hawaii, Bakersfield, California and Sierra Vista, Arizona; luxury resort operations on the Island of Lana'i, Hawaii; and commercial real estate activities, including office, industrial and retail operations, and commercial land development in Hawaii and Bakersfield, and office and apartment rentals primarily in the southeastern United States. Historically, a significant portion of the Company's earnings have been generated by the residential real estate operations on Oahu, particularly from the Mililani Town master planned community, while the Lana'i resort operations have suffered significant operating losses since the resorts opened in 1990. The rate of new home sales, however, at the Company's communities on Oahu have continued to decline each year since 1994. The Company believes that the slowdown was primarily the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. The Company has responded to the soft residential market on Oahu by increasing advertising and offering selective price discounts and other sales incentives to attract more home buyers. These incentive programs have negatively impacted margins and earnings. It is expected that sales rates will persist at their current levels for both new homes and resales, or decline further, and the Company's residential sales, closings and profit during 1997 will be materially less than those experienced in 1996.

    At its current pace of residential development, the Company believes that its entitled landholdings would allow it to develop homesites and build new homes for seven to nine years in Oahu and over fifteen years in Bakersfield. In Bakersfield, the Company continues to be the leading provider of homesites to both local and national home builders. This strategy has increased the activity in the Company's master-planned communities in Bakersfield and management believes this strategy will accelerate the realization by the Company of the value of its landholdings in Bakersfield. Future residential expansion will come from entitling and developing the Company's existing unentitled landholdings, and acquiring and developing new residential projects. Management intends to diversify its residential development over the long term by carefully expanding its operations outside of its existing markets in Oahu and Bakersfield. This strategy will help reduce the significant reliance the Company currently has on the economic conditions of its existing two markets. In connection with that strategy, the Company has formed a partnership with Golden Bear International, Inc. to make land acquisitions in major metropolitan markets with strong growth trends and an under supply of high-end daily fee golf courses. The venture is currently in escrow under a contract to acquire its first new community, Keene's Pointe in Orlando, Florida. The project, assuming satisfactory due diligence, with comprise over 866 acres and 950 homesites on land adjacent to the town of Windemere and the Disney Preserve.

    The resort operations on the Island of Lana'i were initiated with the opening of The Lodge at Koele in April 1990, followed by the opening of The Manele Bay Hotel in May 1991. The Company's management is decreasing operating losses of the resorts segment by attempting to increase occupancy through focused advertising and reducing annual costs through the reduction of non-core operations and services. More importantly, the Company's ability to earn a favorable return on its investment in Lana'i depends primarily on the sale of luxury residential homes and lots. The sales program for the single-family homes and the luxury townhomes at Koele, known as the Villas at Koele, commenced in December 1994. However, the results to date have been disappointing as only one single-family home and six Villas have been sold. Certain adverse developments in 1995, including the slow pace of sales at the Koele development, delays in obtaining permits and approvals for the Manele Bay development in the second quarter of 1995, and disappointing occupancy results at The Manele Bay Hotel caused management to substantially lower its estimates of future cash flow from, and the carrying value of, the Lana'i resort properties. See "Results of Operations--1995 compared to 1994". The Company expects to fund any future operating and capital requirements of Lana'i out of cash flow from the commercial and residential real estate businesses and borrowings.

    The Company's commercial real estate operations are impacted by the local markets in which it owns office, retail, industrial, apartments and commercial parcel properties. The Company currently has over 2.4 million square feet of rentable commercial space and expects to add an additional 210,000 square feet over the next year as selected properties are developed. In late 1993 and early 1994, the Company's real estate portfolio was expanded through the acquisitions of four office buildings and four apartment complexes located primarily in the southeastern United States. The purchase price for the office buildings and apartment complexes totaled approximately $94 million and was financed through capital contributions by Dole. In 1996, three of the apartment complexes were sold for approximately $32 million.

    Residential and commercial real estate businesses in general are cyclical. The Company's operating results have historically varied significantly from period to period as a result of, among other things, the timing of sales in developed projects, the availability of units for sale in new projects and the mix of homes and homesites developed with different locations, sizes and prices. In addition, the timing of large commercial parcel sales can contribute to large variances in revenues and earnings.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

    REVENUE

    Consolidated revenues decreased from $342 million in 1995 to $308 million in 1996. Excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11 million in 1996, residential property sales decreased from $246 million in 1995 to $189 million in 1996. This decrease is primarily due to the Oahu market where 217 fewer units were delivered in 1996 than in 1995. Management believes this decrease in unit sales is the result of the continuation of the prior year's general uncertainty of prospective homebuyers as to, and to their lack of confidence in, Hawaii's economy, together with increased competition. The difficult Oahu residential market has continued into 1997, and the Company's management expects the closings and operating profits for 1997 to be materially less than those recorded in 1996. Excluding resort residential home sales, the resort revenues increased from $43 million to $48 million in 1996 primarily due to increased occupancy rates and average daily room rates. The occupancy rates increased from 57.5% in 1995 to 62.2% in 1996 and the average daily room rate increased from $251 in 1995 to $266 in 1996. Resort residential revenues increased from $3 million in 1995 to $5 million in 1996 primarily due to increased unit sales in the Koele project. Five units closed in 1996 compared to two units in 1995. The gain on sale of income producing properties increased $3.8 million in 1996 as compared to 1995 due to the sale of three Mississippi apartment complexes and a Bakersfield office building which generated an aggregate of $37.5 million in revenues, partially offset by $33.3 million in capitalized and selling cost. The 1995 gain on sale of income producing properties was due to the sale of a Bakersfield apartment complex for $15 million, partially offset by $14.6 million in cost.

    COST OF OPERATIONS

    Consolidated costs of operations, before the $176 million write-down of certain properties to fair value, decreased from $313 million in 1995 to $293 million in 1996. Excluding the agricultural land sale in 1996, the cost of residential property sales as a percentage of residential sales increased from 79% in 1995 to 87% in 1996. The increase is primarily due to aggressive marketing programs and sales incentives used in the Oahu operations which have been necessary to stimulate activity in the soft market. The agricultural land sale generated approximately $2 million in operating income.

    Excluding resort residential home sales and depreciation, the cost of resort operations as a percentage of resort revenues improved from 126% in 1995 to 118% in 1996. The improvement is primarily due to improved occupancy and resort revenues. Since a significant portion of the resort operation's costs are fixed costs, these costs will not increase proportionately as occupancy and resort revenues increase. Resort residential margins improved approximately $0.7 million, primarily due to increased sales activity which has improved the absorption of certain residential fixed costs which will not increase proportionately to revenue increases. Resort depreciation decreased from $15 million in 1995 to $9 million in 1996 primarily due to the $168 million write-down of resort assets in the third quarter of 1995 as explained below.

    The cost of commercial and other operations as a percentage of commercial and other revenues increased from 66% in 1995 to 69% in 1996. This increase is primarily due to increased industrial/ commercial land sales in Bakersfield in 1996 as compared to the prior year. These sales had profit margins of 8% and 9% in 1996 and 1995, respectively.

    General and administrative costs increased 10% over the prior year primarily due to increased expenditures in 1996 for corporate expenses that were absorbed by Dole in 1995 and to additional corporate costs of operating as a separate, publicly held company in 1996. These increased costs were partially offset by decreased incentive compensation related to the Oahu operations.

    During the third quarter of 1995, the Company determined that expected future cash flow (undiscounted and without interest charges) from certain of its real estate and resort holdings was less than the carrying amount of such properties and, accordingly, an impairment loss of $176 million (pre-tax) was recorded. See additional comments concerning this write-down in the section "1995 compared with 1994" below.

    Total interest cost incurred in 1996 was $12.6 million of which $10.7 million was capitalized into real estate developments and fixed assets. The increase in interest expense is due to debt incurred in connection with the Company's separation from Dole in December of 1995.

    NET INCOME AND EARNINGS PER SHARE

    The Company's effective income tax rate decreased to 39.5% in 1996 from 41% in 1995 due to a lower effective tax rate subsequent to the Company's separation from Dole in December of 1995.

    Excluding the write-down of certain properties to fair value in 1995, net income available to common shareholders decreased from $17.8 million in 1995 to $5.0 million in 1996. This decrease is primarily due to the lower operating results described above and the $4.2 million preferred stock dividend and accretion recognized in 1996. The preferred stock dividend and accretion relates to the $35 million Preferred Stock issued in connection with the Company's separation from Dole in December of 1995.

    NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation" ("SFAS No. 123"). This statement defines, among other things, a fair value based method of accounting for options under an employee stock option plan. However, it allows an entity to continue to account for such items using Accounting Principals Board Opinion No. 25--"Accounting for Stock Issued to Employees," under which no compensation expense is recognized. The Company elected this option, which alternatively requires pro forma disclosure of net income and earnings per share, as if compensation expense had been recognized. As a result, the adoption of SFAS No. 123 in 1996 had no effect on the financial condition or results of operations of the Company. The provisions of SFAS No. 123 are more fully described in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

    REVENUE

    Consolidated revenues were $342 million in 1995 and 1994. Residential property sales were $246 million in 1995 and 1994. In Hawaii, approximately 69 more units were delivered in 1995 than in 1994. The increase in deliveries was primarily due to a full year of deliveries taking place at the Company's newest communities, Royal Kunia and The Crowne at Wailuna. These two communities generated an additional $35.8 million of revenue on 126 more closings in 1995 than in 1994. The Company did not commence significant closings in these communities until the fourth quarter of 1994. The increase in the deliveries at the new Hawaii communities was partially offset by a $26 million decrease at Mililani Town due to fewer home closings. In Bakersfield, revenues decreased as a result of an 85 unit decrease in home deliveries as the Company concentrated on the development and sale of homesites to national and local home builders. This strategy shift attracted more builders into the Company's communities and allowed the Company to accelerate its homesite sales activity. This decrease in home deliveries was partially offset by a 358 unit increase in homesite deliveries aggregating $5.6 million due to the change in strategy noted above. Resort revenues increased by $2.3 million on higher occupancies and average daily rates at both The Lodge at Koele and The Manele Bay Hotel. Commercial revenues declined from $52 million in 1994 to $49 million in 1995 due largely to fewer lot sales at the Mililani Technology Park. The Company's office and apartment portfolio in the southeastern United States continued to generate stable rental revenues of $12 million, with aggregate occupancies of approximately 90%. The gain on sale of income producing properties in 1995 is due to the sale of a Bakersfield apartment complex for approximately $15 million, partially offset by $14.6 million in capitalized and selling cost.

    COST OF OPERATIONS

    Consolidated costs of operations, before the $176 million write-down of certain properties to fair value, increased from $306 million in 1994 to $313 million in 1995. The cost of residential property sales increased from $172 million in 1994 to $196 million in 1995, due to the increased number of home closings in Hawaii. As a percentage of revenues, the cost of residential property sales increased from 70% in 1994 to 79% in 1995. In Hawaii, margins from the Company's more recent acquisitions, Royal Kunia and The Crowne at Wailuna, were much lower in 1995 (margins less than 20%) due to higher land costs than at Mililani Town, which is developed on land that the Company has controlled for many years. In addition, the residential market in Hawaii softened considerably between 1995 and 1994, and the Company responded by increasing advertising and offering selective price discounts and other sales incentives which negatively impacted margins. The rate of new home sales in 1995 was lower than 1994, which the Company believed resulted from a general uncertainty of prospective homebuyers as to, and to their lack of confidence in, Hawaii's economy, together with increased competition. The cost of the resort operations decreased from $77 million in 1994 compared to $73 million in 1995. The decrease was due to a reduction in depreciation as a result of the write-down described below and a reduction in other operating costs related to the resorts. The cost of commercial real estate operations decreased from $40 million in 1994 to $32 million in 1995 due to the decline in lot sales at the Mililani Technology Park and the curtailment of certain unprofitable construction and retail operations.

    During the third quarter of 1995, the Company reviewed certain of its real estate and resort properties to determine, in accordance with generally accepted accounting principles, whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery by the Company of the carrying amount of such property. The review focused on the Lana'i resort properties due to various adverse developments affecting such properties that occurred subsequent to the Company's 1994 fiscal year end. These developments included the slower than expected pace of home sales at the Koele project during 1995, delays encountered in June 1995 in obtaining permits for the Manele Bay project, and disappointing occupancy results at The Manele Bay Hotel during the first three quarters of 1995. Sales of resort homes on Lana'i had progressed much more slowly than expected, due in part to a 25% decline in the Oahu home resale market which limited the number of potential purchasers of new homes on Lana'i. Management's 1995 budget anticipated 20 closings of Villas and nine closings of custom homes at Koele (at an aggregate sales price of approximately $27 million). As of March 31, 1995, the Company had entered into seven sales contracts for Villas. As of September 30, 1995, however, the Company had not entered into any additional sales contracts and no sales under the existing contracts had closed. Two of the Villas closed in 1995 and four closed in 1996. No additional Villas have been sold. In March 1995, the Company received certain land use approvals relating to the Manele Bay project. In response to a legal challenge by an opposition group, however, in June 1995 a Hawaii court reversed the approvals on procedural grounds. This reversal forced the Company to apply for development of multi-family and single-family residences at Manele Bay based on earlier land use approvals. For the three quarters ended September 30, 1995, the occupancy rate at The Manele Bay Hotel, which had increased substantially during the prior two years, was 56%, approximately the same as the occupancy rate for the same period during 1994 and approximately 14% below management's plan. In management's opinion, these events were not of a short-term or temporary nature, but were expected to adversely affect both the amount and timing of cash flows from the Lana'i resort properties over an extended period. These adverse developments, combined with the recent sale at distressed prices of several luxury hotels in Hawaii, caused management to substantially lower its estimates of future cash flow from the Lana'i resort properties.

    The decrease in estimated future cash flows from the Lana'i properties was attributable primarily to a reduction in estimated proceeds from the sale of homes and homesites and, to a lesser extent, from a reduction in estimated revenues from the resort hotels and related amenities. The decrease in estimated future cash flows led to a determination that the Lana'i resort properties were impaired in accordance with generally accepted accounting principles. In accordance with Statement of Financial Accounting Standards No. 67--"Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS 67)," each of the Company's real estate projects was carried at the lower of cost or net realizable value, with net realizable value deemed to be the undiscounted estimated future cash flows from the project. Under SFAS 67, the Lana'i resort properties would have been written down by approximately $91 million (pre-tax) to their net realizable value at September 30, 1995. However, in the third quarter of fiscal 1995, the Company elected to adopt Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121)," which requires an impaired property to be written down to fair value. The fair value of a property for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction. In accordance with SFAS 121, an impairment loss of $168 million (pre-tax) was recorded in the quarter ended September 30, 1995 for the difference between the carrying value and the fair value of the Lana'i resort properties. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment loss of

$8 million (pre-tax) was recorded in the residential real estate segment in the third quarter for certain other properties that were also determined to be impaired.

    Consolidated general and administrative expenses decreased from $18 million in 1994 to $12 million in 1995. A significant portion of the decrease related to non-recurring costs of $2.1 million incurred in the third quarter of 1994 for the settlement of certain legal matters. In addition, in 1995, corporate expenses were reduced by approximately $1 million because various public expenses were no longer incurred as a result of the November 1994 Castle & Cooke Homes, Inc. stock repurchase by Dole.

    NET INCOME AND EARNINGS PER SHARE

    Excluding the write-down of certain properties to fair value in 1995, net income available to common shareholders decreased from $22.0 million in 1994 to $17.8 million in 1995. This decrease is primarily due to the lower operating results described above.

FINANCIAL CONDITION AND LIQUIDITY

    LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to operate its resorts, purchase and develop land, construct homes and homesites and to acquire, to develop and to operate commercial property. Prior to the Company's separation from Dole in December of 1995, the Company financed its operations, acquisitions and developments primarily from capital contributions by Dole and, to a lesser extent, borrowings from a group of banks. In connection with the separation from Dole, the Company entered into a three-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks. The credit agreement initially provided revolving loans of up to $240 million, based upon a percentage of value of certain commercial properties and home building inventory. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At March 15, 1997, the Company is in compliance with the various financial covenants of the Credit Agreement. In the second quarter of 1996, the Company voluntarily reduced the available amount under the Credit Agreement to $190 million in order to benefit from a lower effective interest rate. Due to the sale of a Bakersfield commercial office building in the third quarter of 1996, the available amount under the Credit Agreement was further reduced to $186.2 million. In addition, certain financial covenants were amended in the fourth quarter of 1996.

    The Credit Agreement, among other things, requires the available amount to be reduced to $140 million by March 31, 1997. The Company believes the March 31 deadline will be extended to May 31, 1997. In the first quarter of 1997, the Company began renegotiating the terms of the Credit Agreement with the banks that are party to the Credit Agreement. The Company has requested that the amount available under the Credit Agreement be increased to $250 million if certain real estate holdings are added to the collateral base. Based on discussions with such banks, the Company believes that the proposed increase in the available amount will be accepted, but as of March 27, 1997, a modification of the Credit Agreement has not been finalized and no assurances can be made that an agreement relating to the proposed terms can be reached.

    In Bakersfield, the company periodically creates assessment districts with the City of Bakersfield to issue bonds to finance infrastructure improvements. The bonds are repaid by property owners over a 20 year period and have interest rates averaging approximately 7%. As of December 31, 1996, the company had $11.7 million in bond liability.

    In addition to the Credit Agreement and assessment district financing, the Company plans to consider financing development activity through long-term fixed rate debt.

    The cash flow for each of the Company's residential developments differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development require significant cash outlays for, among other things, land acquisition costs, major roads, interchanges, infrastructure, model homes, sales and administration facilities, landscaping and certain utilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as cost of operations includes charges for substantial amounts of previously expended costs.

    The Company expects 1997 residential development expenditures to be approximately $90 million and $21 million for the Hawaii and Bakersfield/Arizona residential projects, respectively. Approximately $60 million of the Oahu residential development expenditures relate to house construction and onsite improvements. These expenditures, however, are driven by market conditions and will fluctuate based on new home orders. In addition, the Company expects to spend approximately $8 million in 1997 for the new Keene's Point residential development in Orlando, Florida. This project will be developed through the Company's new partnership with Golden Bear International, Inc. (a company wholly owned by professional golfer Jack Nicklaus). The project, which is expected to consist of approximately 950 homesites, will feature a high-end, daily fee Jack Nicklaus signature course as the central amenity. The initial land purchase, which is currently in escrow, is expected to close in 1997 with lot sales commencing in 1998. The Company expects 1997 capital expenditures to be approximately $38 million for Oahu and the U.S. mainland. The significant expenditures include the completion of the Marketplace shopping center in Bakersfield ($8 million), construction of a 127,000 square foot office building adjacent to Premier Plaza in Atlanta, Georgia ($14 million), construction of a 41,000 square foot office building adjacent to the Regents Center in Tempe, Arizona ($4 million), construction of a second golf course adjacent to the Company's existing course in San Jose, California ($6 million), and additional expenditures at the Dole Cannery Square redevelopment in Oahu ($3 million).

    The Company expects the resort developmental and capital expenditures in 1997 to be approximately $10 million and $5 million, respectively. The developmental expenditures primarily relate to the Manele residential development and will be driven by sales activity. In addition, the company expects to need additional cash for new unidentified projects associated with the Golden Bear International, Inc. partnership and other opportunities on the mainland.

    As partial consideration for Dole's real estate and resort business, the Company issued to Dole 3,500 shares of Preferred Stock of the Company. In connection with the separation, Dole sold the Preferred Stock to qualified institutional buyers. The Preferred Stock bears annual dividends of $3.5 million and has an aggregate liquidation value of $35 million. The Preferred Stock is redeemable, in whole or in part, at the option of the holder during the 90-day period commencing on December 8, 1997. The redemption price, payable upon the exercise of the holder's option, is the sum of the liquidation value, cumulative and unpaid dividends, and a redemption premium of $400 per share or $1.4 million. The Company expects the Preferred Stock will be redeemed by the holders during the 90-day period commencing on December 8, 1997 and, therefore, the redemption plus the 10% dividend will require cash of approximately $40 million in 1997.

    The Company believes that funds available under the Credit Agreement (amended as described above) and cash generated from operations combined with selective sales of commercial and other properties from time to time will be adequate for its short-term and long-term cash needs. There can be no assurance, however, that the amounts available from such sources will be sufficient. The Company may be required to seek additional capital in the form of public equity or debt offerings or from a variety of potential sources, including additional bank financing.

    During 1996, cash provided by operations was $47 million, compared to $44 million in 1995. This increase is primarily due to a net decrease in real estate developments partially offset by 217 fewer residential unit sales in Oahu in 1996 as compared to 1995. As noted above, the cash flow for each of the

Company's residential projects can differ substantially from reported earnings, depending on the status of the development cycle. As of December 31, 1996 the Company will have expended approximately 71% of the projected infrastructure costs at Mililani Mauka while it has delivered only 43% of the total planned homes of 6,580. At the Company's Royal Kunia community, the Company has expended approximately 81% of the projected land and infrastructure costs while it has delivered only 31% of the total planned homes of 1,740. In Bakersfield, at the Company's Seven Oaks master planned community, the Company has expended approximately 70% of the projected costs for infrastructure, golf course and clubhouse and has delivered 22% of the planned homes and homesites of 1,382. The slow down in the Oahu market has required the Company to focus on inventory management, staffing and infrastructure development in order to maximize cash flow from operations.

    During 1995, cash provided by operations was $44 million, compared to cash used by operations of $66 million during 1994. This improvement reflects the significant increase in real estate development balances that occurred during 1994 to support the home sales at the Company's two newest Oahu communities, Royal Kunia and The Crowne at Wailuna, as well as the ongoing Mililani Town project. During 1995, net development activity leveled off at Royal Kunia and Mililani Town, and decreased at The Crowne at Wailuna. Partially offsetting the decreased residential development spending were reductions to accounts payable.

    Cash provided from investing activities of $547,000 in 1996 includes the sale of three Mississippi apartment complexes and one Bakersfield office building for approximately $36 million largely offset by capital expenditures of approximately $36 million. Significant capital expenditures in 1996 include the Dole Cannery redevelopment (approximately $5 million), construction of the Marketplace shopping center (approximately $11.2 million), construction of the fourth office building at Horizon (approximately $2.9 million), the cost of land and construction relating to the second office building at Premier Plaza (approximately $2 million), construction of a waste water treatment facility to primarily service the Manele residential project (approximately $3.2 million) and general maintenance and/or improvements to the resorts on Lanai (approximately $4.5 million).

    Cash provided from investing activities of $375,000 in 1995 includes the sale of the Bakersfield apartment complex for approximately $15 million partially offset by capital expenditures. The capital expenditure decrease of $46 million in 1995 as compared to 1994 is primarily due to the 1994 acquisition of three commercial properties for approximately $33 million and reduced investment in the resort properties during 1995.

    The Company currently carries insurance that protects it against a variety of potential losses, including losses from building and construction-risks, property damage and general liabilities. The Company's insurance is subject to various coverage limits, exclusions and deductibles. The Company believes it has a cost-effective level of insurance coverage that is adequate in light of the risks associated with its various businesses.

    BACKLOG

    At December 31, 1996, the Company had a backlog of new orders on 55 homes totaling $15 million compared to 133 homes totaling $34 million at December 31, 1995. The Company anticipates delivering the majority of these homes during the balance of 1997. It is currently the Company's practice to include a home in backlog at the contract price upon execution of a sales contract and receipt of money on deposit (usually $1,000 to $5,000), and to remove it from backlog upon closing of escrow. In the past, the Company has generally allowed prospective purchasers who are unable to obtain financing to cancel their contracts and has refunded their deposits. During the past five years, the Company experienced an average contract cancellation rate of approximately 24%. No assurance can be given that the Company will be able to enter into or close pre-construction sales contracts for its homes in the future. In addition, the backlog may vary substantially because the Company's projects are long-term and are frequently at different development stages.

    INTEREST RATES AND CHANGING PRICES

    The Company's business is significantly affected by general economic conditions in Hawaii and California and, particularly, by fluctuations in interest rates. Higher interest rates may decrease the potential market for new homes by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. In Hawaii, because pricing on "affordable" homes is based primarily on mortgage payments, increasing mortgage interest rates will lower the prices of "affordable" homes. Inflation also has a detrimental effect on operating costs, but can lead to higher values for the Company's existing landholdings.

    RISK FACTORS

    The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, strategic plans and other factors which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, capital resources, interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements, see "Item 1. Business" in Part I of this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Castle & Cooke, Inc.:

    We have audited the accompanying consolidated balance sheets of Castle & Cooke, Inc. (a Hawaii corporation, formerly the real estate and resorts business of Dole Food Company, Inc.) and subsidiaries as of December 31, 1996 and December 31, 1995 and the related consolidated statements of operations and cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle & Cooke, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement Schedule III--Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, presents fairly, in all material respects, the information required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California
January 31, 1997

                              CASTLE & COOKE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                                                            PREDECESSOR (DOLE)
                                                                                          -----------------------
                                                                                 1996        1995         1994
                                                                              ----------  -----------  ----------
REVENUES
  Residential property sales................................................  $  200,036  $   246,487  $  246,384
  Resort operations.........................................................      52,529       46,106      43,826
  Commercial and other operations...........................................      51,552       48,558      51,827
  Gain on sale of income producing properties...............................       4,207          400      --
                                                                              ----------  -----------  ----------
    Total revenues..........................................................     308,324      341,551     342,037
                                                                              ----------  -----------  ----------
COST OF OPERATIONS
  Cost of residential property sales........................................     174,066      195,590     172,120
  Cost of resort operations.................................................      69,761       72,857      76,780
  Cost of commercial and other operations...................................      35,547       32,123      39,567
  General and administrative expenses.......................................      13,593       12,393      17,526
  Write-down of certain properties to fair value............................      --          176,000      --
                                                                              ----------  -----------  ----------
    Total costs of operations...............................................     292,967      488,963     305,993
                                                                              ----------  -----------  ----------
Operating income (loss).....................................................      15,357     (147,412)     36,044
Interest and other income, net..............................................       1,795        1,987       1,252
Interest expense, net.......................................................       1,923      --           --
                                                                              ----------  -----------  ----------
Income (loss) before income taxes...........................................      15,229     (145,425)     37,296
Income tax (provision) benefit..............................................      (6,016)      59,625     (15,291)
                                                                              ----------  -----------  ----------
Net income (loss)...........................................................       9,213      (85,800)     22,005
Preferred stock dividend and accretion......................................      (4,200)        (224)     --
                                                                              ----------  -----------  ----------
Net income (loss) available to common shareholders..........................  $    5,013  $   (86,024) $   22,005
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------
Earnings (loss) per common share............................................  $     0.25  $     (4.31) $     1.10
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                            1996          1995
                                                                                        ------------  ------------
Cash and cash equivalents.............................................................  $      5,663  $      4,781
Receivables, net......................................................................        32,567        35,065
Real estate developments..............................................................       511,358       571,828
Property and equipment, net...........................................................       444,435       442,162
Income tax receivable.................................................................         9,209       --
Other assets..........................................................................        16,590        17,897
                                                                                        ------------  ------------
    Total assets......................................................................  $  1,019,822  $  1,071,733
                                                                                        ------------  ------------
                                                                                        ------------  ------------


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable.........................................................................  $    142,130  $    185,000
Note payable to Dole..................................................................        10,000        10,000
Accounts payable......................................................................        16,630        26,697
Accrued liabilities...................................................................        41,896        39,917
Deferred taxes........................................................................       172,819       178,877
Deferred income and other liabilities.................................................        17,340        18,070
                                                                                        ------------  ------------
    Total liabilities.................................................................       400,815       458,561
                                                                                        ------------  ------------

Commitments and contingencies

Redeemable preferred stock, $10,000 par value; 3,500 shares issued and outstanding at
  December 31, 1996 and 1995..........................................................        35,700        35,000

Common shareholders' equity:
  Common stock, no par value; 19,954,725 and 19,951,578 shares issued and outstanding
    at December 31, 1996 and 1995, respectively.......................................       511,075       510,953
  Retained earnings...................................................................        72,232        67,219
                                                                                        ------------  ------------
    Total common shareholders' equity.................................................       583,307       578,172
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  1,019,822  $  1,071,733
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             PREDECESSOR (DOLE)
                                                                                          ------------------------
                                                                                 1996        1995         1994
                                                                              ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................................  $    9,213  $   (85,800) $    22,005
  Adjustments to reconcile net income (loss) to cash provided by (used in)
    operating activities:
    Write-down of certain properties to fair value..........................      --          176,000      --
    Gain on sale of income producing properties.............................      (4,207)        (400)     --
    Depreciation and amortization...........................................      17,420       24,713       26,781
    Other...................................................................         472      --           --

  Changes in operating assets and liabilities:
    Decrease (increase) in receivables, net.................................       2,498       (5,290)      (3,912)
    Decrease (increase) in real estate developments, net....................      45,105      (51,681)    (130,835)
    (Decrease) increase in accounts payable.................................     (10,067)     (12,699)      11,500
    Increase in accrued liabilities.........................................       1,138       10,729        7,021
    Decrease in income taxes................................................     (15,267)     (73,890)      (5,543)
    Net change in other assets and liabilities..............................         577       62,656        6,992
                                                                              ----------  -----------  -----------
  Net cash provided by (used in) operating activities.......................      46,882       44,338      (65,991)
                                                                              ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of income producing properties.........................      36,231       15,000      --
  Acquisition of property and equipment.....................................     (35,684)     (14,625)     (60,699)
                                                                              ----------  -----------  -----------
  Net cash provided by (used in) investing activities.......................         547          375      (60,699)
                                                                              ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (reductions) borrowings under revolving loan agreement................     (42,870)     185,000      (47,752)
  Preferred stock dividends paid............................................      (3,724)     --           --
  Proceeds from exercise of stock options...................................          47      --           --
  (Distributions to) contributions from Dole, net...........................      --         (226,336)     172,402
                                                                              ----------  -----------  -----------
  Net cash (used in) provided by financing activities.......................     (46,547)     (41,336)     124,650
                                                                              ----------  -----------  -----------
  Increase (decrease) in cash and cash equivalents..........................         882        3,377       (2,040)
  Cash and cash equivalents at beginning of year............................       4,781        1,404        3,444
                                                                              ----------  -----------  -----------
  Cash and cash equivalents at end of year..................................  $    5,663  $     4,781  $     1,404
                                                                              ----------  -----------  -----------
                                                                              ----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    Castle & Cooke, Inc. (the "Company" or "Castle"), a Hawaii corporation, was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). Dole transferred the assets and related liabilities to Castle & Cooke, Inc. in December 1995. On December 28, 1995, Dole distributed (the "Distribution") all the common shares of Castle to the shareholders of Dole. The Dole shareholders received one share of common stock in Castle for every three shares of Dole common stock. As consideration for the transfer of Dole's real estate and resorts business to the Company, the Company issued to Dole (i) all of the outstanding shares of Castle Common Stock, (ii) a promissory note in the principal amount of $200 million, a promissory note in the principal amount of $10 million, and (iii) 3,500 shares of redeemable preferred stock of Castle with an aggregate liquidation value of $35 million.

    The consolidated financial statements of the Company contained herein prior to December 28, 1995 are those of Castle's predecessor (Dole) and have been prepared on the basis that the assets and liabilities of the real estate and resorts business were transferred using historical carrying values as recorded by Dole and present the Company's financial position, results of operations and cash flows as derived from Dole's historical financial statements.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and controlled joint ventures. All significant inter-company accounts and transactions have been eliminated. The Company's investments in unconsolidated joint ventures in which it has less than a controlling interest are accounted for under the equity method.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    GAIN ON SALE OF INCOME PRODUCING PROPERTIES

    Gain on the sale of income producing properties reflects revenues generated through the sale of income producing properties, net of capitalized costs and selling costs associated with those properties.

    REAL ESTATE DEVELOPMENTS

    Construction and development costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land acquisition, land development and other common costs are allocated to individual units in a real estate development based on specific identification, relative value or area method. Interest and real estate taxes incurred during the development period are capitalized.

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CARRYING VALUE OF REAL ESTATE ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") in the third quarter of 1995. Under SFAS No. 121, real estate assets are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable such as a significant decrease in market value, a significant adverse change in legal factors or business climate, a significant change in intended use, an accumulation of costs significantly in excess of the amount originally expected, or current period losses combined with a history of losses or a forecast of continuing losses. If indications are that the carrying amount of an asset may not be recoverable, SFAS No. 121 requires an estimate of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to an amount a willing buyer would pay for such property in a current transaction, that is, other than in a forced or liquidation sale.

    REVENUE RECOGNITION

    Revenue from the sale of land and residential units is generally recognized when closings have occurred, required down payments are received and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles governing profit recognition for real estate transactions. In situations where the Company has continuing involvement with the property sold, revenues are recognized by the percentage-of-completion method as development and construction proceed, provided that cost and profit can be reasonably estimated. The cost of residential property sales includes selling and marketing expenses.

    Rent revenue from commercial and retail properties is generally recognized on the straight-line basis over the terms of leases. Revenue from the resort hotels is generally recognized when due from the guests.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful life as follows:

                                                                        9-40
Land improvements, buildings and improvements....................      years
Equipment........................................................  3-5 years

    The costs and accumulated depreciation of property retired or otherwise disposed of in the normal course of business are removed from the accounts, and any gain or loss is recognized in the year of the disposition. Property and equipment includes, among other things, the resort hotels on Lana'i, commercial office complexes, apartment buildings and other rental properties.

    INCOME TAXES

    Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities by applying enacted statutory tax rates to these differences.

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER COMMON SHARE

    Earnings per common share is computed by dividing net income (loss), after reduction for preferred stock dividends and accretion, by the weighted average number of shares of common stock outstanding during the year.

    Prior to 1996, the earnings per common share is based on an assumed weighted average outstanding number of shares of 19,951,578 which was the number of common shares outstanding immediately after the December 28, 1995 distribution date.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and time deposits which have original maturities of three months or less at the time of purchase.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For short-term financial instruments, the historical carrying amount is a reasonable estimate of fair value. For long-term financial instruments not readily marketable (primarily receivables and notes payable), fair values were estimated based upon discounted future cash flows at prevailing interest rates. Based on these assumptions, management believes the fair values of the Company's financial instruments are not materially different from their recorded amounts as of December 31, 1996 and 1995.

    ENVIRONMENTAL COSTS

    The Company incurs on-going environmental costs, including consulting fees for environmental studies and investigations. Costs incurred in connection with operating properties and properties previously sold are expensed. Expenditures that relate to undeveloped land are capitalized as part of development costs. Reserves for estimated costs are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements, if any. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves and environmental remediation costs charged to operations for 1996, 1995 and 1994 were not significant.

    NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines, among other things, a fair value based method of accounting for options under an employee stock option plan. However, it allows an entity to continue to account for such items using Accounting Principals Board Opinion No. 25--"Accounting for Stock Issued to Employees," under which no compensation expense is recognized. The Company elected this option, which alternatively requires pro forma disclosure of net income and earnings per share, as if compensation expense had been recognized. As a result, the adoption of SFAS No. 123 in 1996 had no effect on the financial condition or results of operations of the Company.

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

NOTE 3--RECEIVABLES

    The following is a summary of receivables (in thousands):

                                                                           1996       1995
                                                                         ---------  ---------
Notes receivable bearing interest of 8% to 11%, secured by real property and improvements............................................  $  14,147  $  17,628
Receivable from joint venture partner..................................      6,319      3,859
Escrow holdbacks.......................................................      3,163      8,302
Other receivables......................................................     10,181      6,465
  Less allowance for doubtful accounts.................................     (1,243)    (1,189)
                                                                         ---------  ---------
                                                                         $  32,567  $  35,065
                                                                         ---------  ---------
                                                                         ---------  ---------

    The weighted average interest rates of all notes receivable were approximately 9.2% at December 31, 1996 and 9.4% at December 31, 1995.

NOTE 4--REAL ESTATE DEVELOPMENTS

    Real estate developments consist of the following (in thousands):

                                                                         1996        1995
                                                                      ----------  ----------
Finished inventory..................................................  $   98,347  $  123,331
Development projects in progress....................................     219,451     230,193
Unimproved lands held for future development........................     193,560     218,304
                                                                      ----------  ----------
                                                                      $  511,358  $  571,828
                                                                      ----------  ----------
                                                                      ----------  ----------

    Finished inventory included $8.3 million and $24.2 million of homes reserved by deposit or sales contract as of December 31, 1996 and December 31, 1995, respectively. Additionally, finished inventory included $5.5 million and $9.9 million of homesites reserved by option contract as of December 31, 1996 and December 31, 1995, respectively. Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses and condominiums which are in various stages of development but not ready for sale.

    The Company constructed a country club and golf course in its Seven Oaks master planned community in Bakersfield, California. These and other related assets will be contributed by the Company to the Seven Oaks Country Club, a nonprofit organization at the earlier of the time at which the club has 450 active golf memberships or October 31, 2002. The Company has the right to sell memberships in the club and is obligated to fund operating short-falls until the club is transferred. The operating cash short-falls totaled approximately $1.6 million, $1.6 million and $2.4 million for 1996, 1995 and 1994, respectively,

                              CASTLE & COOKE, INC.

NOTE 4--REAL ESTATE DEVELOPMENTS (CONTINUED) and were capitalized. The Company's net investment in these amenities included in real estate developments was $31.6 million and $31.5 million at December 31, 1996 and December 31, 1995, respectively. Over the life of the project, approximately $10 million of this investment is expected to be recovered from the sale of country club memberships. The balance of the costs of approximately $21 million, which included an estimate of the future funding requirements for the golf course and country club, is being amortized through cost of residential property sales as homesites and homes are sold. Management believes such costs will be recovered through the sale of the residential lots surrounding the country club.

NOTE 5--PROPERTY AND EQUIPMENT

    Major classes of property and equipment were as follows (in thousands):

                                                                       1996         1995
                                                                    -----------  -----------
Land and land improvements........................................  $   233,341  $   212,657
Buildings and improvements........................................      235,916      252,713
Equipment.........................................................       95,299       97,360
Construction in progress..........................................       20,708        8,256
                                                                    -----------  -----------
                                                                        585,264      570,986
Accumulated depreciation..........................................     (140,829)    (128,824)
                                                                    -----------  -----------
                                                                    $   444,435  $   442,162
                                                                    -----------  -----------
                                                                    -----------  -----------

    Depreciation expense for 1996, 1995, and 1994 totaled $17 million, $25 million and $27 million, respectively.

    During 1995, Castle reviewed certain of its real estate and resort holdings to determine whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery of the carrying amount of such property. The review focused on the Lana'i resort properties due to certain adverse developments affecting such properties that occurred subsequent to Castle's 1994 fiscal year end. These developments included the slower than expected pace of home sales at the Koele project during 1995, delays encountered in June 1995 in obtaining necessary permits for the Manele Bay project, and disappointing occupancy results at the Manele Bay Hotel during the third quarter of 1995. Under Statement of Financial Accounting Standards No. 67--"Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS No. 67"), the Lana'i resort properties would have been written down by approximately $91 million to their net realizable value as of September 30, 1995. However, in the third quarter of 1995, Castle elected to adopt SFAS No. 121 , which requires impaired property to be written down to fair value. In accordance with SFAS No. 121, an impairment loss of $168 million (pre-tax) was recorded in the accompanying statements of operations. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment loss of $8 million (pre-tax) was recorded in the third quarter of 1995 for certain other residential properties that were also determined to be impaired.

                              CASTLE & COOKE, INC.

NOTE 6--NOTES PAYABLE

    Notes payable consists of the following (in thousands):

                                                                         1996        1995
                                                                      ----------  ----------
Borrowings under revolving loan agreements, at an average interest rate of 7.4% and 7.5% in 1996 and 1995, respectively..............  $  142,000  $  185,000
Other...............................................................         130      --
                                                                      ----------  ----------
Total notes payable.................................................  $  142,130  $  185,000
                                                                      ----------  ----------
                                                                      ----------  ----------

    In December, 1995, the Company entered into a three-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks. The credit agreement initially provided revolving loans of up to $240 million, based upon a percentage of value of certain properties and home building inventory (the "Borrowing Base"). The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. The credit agreement contains customary covenants, including but not limited to: negative pledges; limitations on consolidations, sale of assets; limitations on other debt; financial covenants relating to tangible net worth, interest coverage, cash flow and inventory levels. At December 31, 1996, the Borrowing Base was $218.5 million with a book value of $371.1 million. In the second quarter of 1996, the Company voluntarily reduced the available amount under the Credit Agreement to $190 million in order to benefit from a lower effective interest rate. Due to the sale of the Bakersfield commercial office building in the third quarter of 1996, the available amount under the Credit Agreement was further reduced to $186.2 million. In addition, certain covenants were amended in the fourth quarter of 1996.

    The Credit Agreement, among other things, requires the available amount to be reduced to $140 million by March 31, 1997. The March 31 deadline is expected to be extended to May 31, 1997. In the first quarter of 1997, the Company began renegotiating the terms of the Credit Agreement with the banks that are party to the Credit Agreement. The Company has requested that the amount available under the Credit Agreement be increased to $250 million if certain real estate holdings are added to the collateral base.

    In December 1995, the Company issued a $10 million term note to Dole in connection with the Distribution. The unsecured note bears interest at 7% per annum and matures on December 8, 2000. In 1996, the total interest paid, net of capitalized interest, was $1.5 million. All interest paid in 1995 and 1994 was capitalized.

    The following is a summary of interest costs incurred (in thousands):

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Capitalized in real estate developments and property and
  equipment..................................................  $  10,696  $   1,708  $   4,063
Expensed.....................................................      1,923     --         --
                                                               ---------  ---------  ---------
                                                               $  12,619  $   1,708  $   4,063
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                              CASTLE & COOKE, INC.

NOTE 7--LEASES

    The Company receives rental income from the leasing of retail, office and industrial building space under operating leases. Future minimum rentals, under non-cancelable operating leases over the next five years (excluding tenant reimbursements of operating expenses) as of December 31, 1996, were as follows (in thousands):

                                                                         COMBINED
                                                                        RETAIL AND
                                                                          OFFICE      LEASES WITH
                                                                      BUILDING SPACE     DOLE
                                                                      --------------  -----------
1997................................................................   $     26,076    $     684
1998................................................................         22,599          173
1999................................................................         19,545       --
2000................................................................         15,037       --
2001................................................................         13,495       --
Thereafter..........................................................        176,974       --
                                                                      --------------       -----
                                                                       $    273,726    $     857
                                                                      --------------       -----
                                                                      --------------       -----

    The leases also provide for additional rentals based on increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

NOTE 8--INCOME TAXES

    The provision for income taxes and the related liability are reflected in the consolidated financial statements presented herein as if the Company had been operating on a stand-alone basis prior to the December 28, 1995 Distribution.

    In connection with the Distribution, the assets were recorded by the Company at a new tax basis equal to the aggregate fair market value of the stock and notes issued to Dole, and the liabilities that were assumed by the Company, in connection with the transaction. The difference in the new tax basis in comparison to the historical book value of the real estate and resorts assets recorded in the financial statements created a large deferred tax liability. In addition, Dole has agreed to indemnify and hold the Company harmless for any federal, state and local income taxes which may be imposed for all periods prior to the Distribution that have not been paid or provided for in the Company's consolidated balance sheet. In 1996, the Company made income tax payments of approximately $21 million.

                              CASTLE & COOKE, INC.

NOTE 8--INCOME TAXES (CONTINUED)

    The components of the income tax expense (benefit) were as follows (in thousands):

                                                             1996        1995       1994
                                                           ---------  ----------  ---------
Current taxes:
    Federal..............................................  $  11,495  $   12,177  $  17,785
    State................................................      1,360       2,088      3,049
                                                           ---------  ----------  ---------
        Total............................................  $  12,855  $   14,265  $  20,834
                                                           ---------  ----------  ---------
Deferred taxes:
    Federal..............................................  $  (6,116) $  (63,077) $  (4,732)
    State................................................       (723)    (10,813)      (811)
                                                           ---------  ----------  ---------
        Total............................................  $  (6,839) $  (73,890) $  (5,543)
                                                           ---------  ----------  ---------
Provision (benefit) for income taxes.....................  $   6,016  $  (59,625) $  15,291
                                                           ---------  ----------  ---------
                                                           ---------  ----------  ---------

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory income tax rate for the following reasons (in thousands):

                                                              1996        1995       1994
                                                            ---------  ----------  ---------
Expense (Benefit) computed at U.S. federal statutory
  income tax rate.........................................  $   5,330  $  (50,899) $  13,054
State and local income tax, net of federal income tax
  benefit.................................................        630      (8,726)     2,237
Other.....................................................         56      --         --
                                                            ---------  ----------  ---------
Reported income tax (benefit) expense.....................  $   6,016  $  (59,625) $  15,291
                                                            ---------  ----------  ---------
                                                            ---------  ----------  ---------

    Deferred income taxes result from the temporary differences in the financial and tax bases of assets and liabilities. The sources of deferred tax liabilities (assets) and the tax effect of each were comprised of the following (in thousands):

                                                                         1996        1995
                                                                      ----------  ----------
Differences between book values assigned in prior acquisitions and tax values........................................................  $  171,048  $  179,192
Other, net..........................................................       1,771        (315)
                                                                      ----------  ----------
                                                                      $  172,819  $  178,877
                                                                      ----------  ----------
                                                                      ----------  ----------

    Total deferred tax liabilities and deferred tax (assets) were as follows (in thousands):

                                                                         1996        1995
                                                                      ----------  ----------
Total deferred tax liabilities......................................  $  174,465  $  180,084
Total deferred tax assets...........................................      (1,646)     (1,207)
                                                                      ----------  ----------
                                                                      $  172,819  $  178,877
                                                                      ----------  ----------
                                                                      ----------  ----------

                              CASTLE & COOKE, INC.

NOTE 9--PENSION AND RETIREMENT PLANS

    Certain full-time employees participate in qualified defined benefit pension plans. Certain highly paid employees also receive a portion of their benefits from a non-qualified defined benefit pension plan. Benefits under these plans are generally based on each employee's eligible compensation and years of service. The Company's historical funding policy has been to fund the normal costs plus a 15-year amortization of the unfunded accrued liability of its plans.

    The net pension cost for the Company's pension plans includes the following components (in thousands):

                                                               1996       1995       1994
                                                             ---------  ---------  ---------
Service cost benefits earned during the year...............  $     781  $     759  $     891
Interest cost on projected benefit obligation..............      1,258      1,180      1,120
Actual (return) loss on funded plan assets.................     (1,480)    (3,321)       298
Other, net.................................................        211      2,202     (1,345)
                                                             ---------  ---------  ---------
Net pension cost...........................................  $     770  $     820  $     964
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The funded status of the Company's pension plans at December 31, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                                                          1996        1995
                                                                       ----------  ----------
Actuarial present value of accumulated benefit obligations:
  Vested.............................................................  $   15,888  $   14,969
  Non-vested.........................................................         425         655
                                                                       ----------  ----------
    Total............................................................  $   16,313  $   15,624
                                                                       ----------  ----------
                                                                       ----------  ----------
Actuarial present value of projected benefit obligations.............  $   18,040  $   17,068
Plan assets at fair value, primarily stocks and bonds................     (16,628)    (15,558)
                                                                       ----------  ----------
Excess of projected benefit obligations over plan assets.............       1,412       1,510
Unamortized prior service cost.......................................         (21)       (198)
Unrecognized net gain................................................         876         861
Unrecognized net obligations.........................................         (69)       (128)
                                                                       ----------  ----------
Accrued pension liability............................................  $    2,198  $    2,045
                                                                       ----------  ----------
                                                                       ----------  ----------

    The projected benefit obligations for the plans were determined using discount rates of 7.5% in 1996 and 1995. The assumed rate of increase in future compensation levels is 4.5% for 1996 and 1995.

    Effective January 1, 1993 post retirement medical and life insurance benefits were eliminated, however, certain full time employees who met minimum age and service requirements continue to be eligible for the post-retirement medical and life insurance benefits. The Company pays the full cost of participants' life insurance coverage and makes contributions based on years of service to the cost of participants' medical insurance coverage, subject to a maximum annual contribution.

                              CASTLE & COOKE, INC.

NOTE 9--PENSION AND RETIREMENT PLANS (CONTINUED)
    The status of the Company's post-retirement benefit plan is summarized as follows (in thousands):

                                                                             1996       1995
                                                                           ---------  ---------
Accumulated post-retirement benefit obligations (APBO):
  Retirees...............................................................  $   1,806  $   1,738
  Other fully eligible participants......................................        208        426
  Other active employees.................................................        491        400
                                                                           ---------  ---------
                                                                               2,505      2,564
  Unrecognized gain......................................................        278        159
                                                                           ---------  ---------
  Accrued post-retirement benefit cost included in accrued expenses......  $   2,783  $   2,723
                                                                           ---------  ---------
                                                                           ---------  ---------

    The post-retirement benefit cost includes the following components (in thousands):

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
Service cost-benefits earned during the year.......................  $      18  $      25  $      31
Interest cost on APBO..............................................        178        217        289
Other, net.........................................................         (5)    --              9
                                                                     ---------  ---------  ---------
Net post-retirement benefit cost...................................  $     191  $     242  $     329
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The weighted average discount rates used to determine the accumulated post-retirement benefit obligations were 7.5% at December 31, 1996 and 1995. An annual rate of increase in the per capita cost of covered health care benefits of 9.5% in 1997 decreasing to 5% in 2006 and thereafter was assumed in determining the APBO for 1996 and 10% in 1996 decreasing to 5% in 2006 was assumed in determining the APBO for 1995. Increasing the assumed health care cost trend rate by one percentage point would not materially affect the Company's APBO or the service and interest cost components of net post-retirement benefit costs for 1996 or 1995. The plans are not funded.

    Retirement benefits are provided to most salaried non-bargaining Company employees under a 401(k) savings plan. The terms of this plan provide for the Company to partially match tax deferred employee contributions. Substantially all full-time salaried employees meeting age and length of service requirements are eligible to participate in the plan. Total Company contributions to these plans for 1996, 1995 and 1994 were $467,000, $352,000 and $277,000, respectively.

    The Company also participates in multi-employer pension plans provided under certain of its collective bargaining agreements which also provide for pension benefits. Total contributions to these plans were $338,000, $530,000 and $578,000 for 1996, 1995 and 1994, respectively.

NOTE 10--REDEEMABLE PREFERRED STOCK

    Authorized Redeemable 10% Preferred Stock consists of 5,000 shares of $10,000 par value. The holders of the Preferred Stock are entitled to receive, when declared, cash dividends at a rate of $1,000 per

                              CASTLE & COOKE, INC.

NOTE 10--REDEEMABLE PREFERRED STOCK (CONTINUED) share per year. Such dividends are cumulative, accrue without interest from the date of issuance and are payable quarterly in arrears on the first day of each January, April, July, and October.

    During 1995, the Company issued 3,500 shares of the Preferred Stock which has a liquidation value of $10,000 per share plus accrued and unpaid dividends. The stock is not convertible into any other class of stock and the Preferred stockholders have limited voting rights. The Preferred Stock is redeemable, in whole or in part, at the option of the holder during the 90-day period commencing on December 8, 1997. The redemption price, payable upon the exercise of the holder's option, is the sum of the liquidation value cumulative and unpaid dividends, and a redemption premium of $400 per share. The excess of the preference value over the carrying value is being accreted by periodic charges to retained earnings over the initial life of the issue. The Preferred Stock is redeemable, in whole but not in part, at the option of the Company at any time on or after December 8, 2000 upon not less than 15 nor more than 60 days' prior written notice. The redemption price payable upon the exercise of the Company's option is the sum of the liquidation value and the cumulative and unpaid dividends.

    In 1996, the Company paid the four quarterly Preferred Stock dividends totaling $3.5 million. The dividend for the period from issuance (December 8, 1995) to December 31, 1995 was paid in 1996.

    Changes in Preferred Stock are summarized as follows (in thousands):

                                                                                      REDEEMABLE
                                                                                       PREFERRED
                                                                           SHARES        STOCK
                                                                         -----------  -----------
Balance at December 31, 1994...........................................      --           --
  Issuance.............................................................       3,500    $  35,000
                                                                              -----   -----------
Balance at December 31, 1995...........................................       3,500    $  35,000
  Accretion of redemption premium......................................      --              700
                                                                              -----   -----------
Balance at December 31, 1996...........................................       3,500    $  35,700
                                                                              -----   -----------
                                                                              -----   -----------

NOTE 11--COMMON SHAREHOLDERS' EQUITY

    Authorized capital of Castle consists of 50,000,000 shares of no par value common stock, 1,000,000 shares of no par value Preference Stock, and 1,000,000 shares of no par value Preferential Stock.

                              CASTLE & COOKE, INC.

NOTE 11--COMMON SHAREHOLDERS' EQUITY (CONTINUED)
    Changes in shareholders' equity are summarized as follows (in thousands, except share data):

                                                                                                TOTAL COMMON
                                                                         COMMON      RETAINED   SHAREHOLDERS'
                                                            SHARES        STOCK      EARNINGS      EQUITY
                                                         ------------  -----------  ----------  -------------
Balance, January 1, 1994...............................                $   752,707  $  131,238   $   883,945
  Net income...........................................                                 22,005        22,005
  Contributions from Dole, net.........................                    172,402      --           172,402
                                                         ------------  -----------  ----------  -------------
Balance, December 31, 1994.............................       --           925,109     153,243     1,078,352
  Net loss.............................................                                (85,800)      (85,800)
  Preferred stock dividend.............................                                   (224)         (224)
  Net effect of distribution...........................    19,951,578     (187,820)     --          (187,820)
  Distributions to Dole, net...........................       --          (226,336)     --          (226,336)
                                                         ------------  -----------  ----------  -------------
Balance, December 31, 1995.............................    19,951,578      510,953      67,219       578,172
  Net income...........................................                                  9,213         9,213
  Preferred stock dividend and accretion...............                                 (4,200)       (4,200)
  Issuance of common stock under incentive plans.......         3,147          122      --               122
                                                         ------------  -----------  ----------  -------------
Balance, December 31, 1996.............................    19,954,725  $   511,075  $   72,232   $   583,307
                                                         ------------  -----------  ----------  -------------
                                                         ------------  -----------  ----------  -------------

    Prior to the Distribution, the Company was part of a centralized cash management system controlled by Dole. Accordingly, cash receipts and disbursements were made through Dole up until December 28, 1995. In addition to borrowings under standalone credit arrangements (see Note 6), the Company borrowed amounts under this centralized system. No interest was charged related to these inter-company borrowings.

    Detailed below is an analysis of the inter-company account activity including average borrowings by year (in thousands):

                                                                                   AVERAGE
INTER-COMPANY ACTIVITY                                                 AMOUNTS     BALANCE
-------------------------------------------------------------------  -----------  ----------
Cost allocations...................................................  $       343
Cash advances......................................................      465,058
Cash payments......................................................     (290,692)
Other..............................................................       (2,307)
                                                                     -----------  ----------
  Total for 1994...................................................  $   172,402  $  783,000
                                                                     -----------  ----------
                                                                     -----------  ----------
Cost allocations...................................................  $   --
Cash advances......................................................      584,369
Cash payments......................................................     (766,128)
Other..............................................................        1,647
Capitalized inter-company balance..................................      (46,224)
                                                                     -----------  ----------
  Total for 1995...................................................  $  (226,336) $  811,000
                                                                     -----------  ----------
                                                                     -----------  ----------

                              CASTLE & COOKE, INC.

NOTE 12--STOCK OPTIONS AND AWARDS

    The Castle & Cooke, Inc. 1995 Stock Option and Award Plan ("1995 Plan") provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards and stock bonuses to officers. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines, among other things, a fair value based method of accounting for options under an employee stock option plan. However, it also allows an entity to continue to account for such items using APB Opinion No. 25--"Accounting for Stock Issued to Employees," under which no compensation expense is recognized. The Company elected this option, which alternatively requires pro forma disclosure of net income and earnings per share, as if compensation expense had been recognized. The proforma results determined in accordance with SFAS No. 123 are as follows:

                                                                                              1996        1995
                                                                                            ---------  ----------
Net income (loss) available to common
  shareholders:                               As reported.................................  $   5,013  $  (86,024)
                                              Pro forma...................................  $   4,670  $  (86,110)
Earnings (loss) per share:                    As reported.................................  $     .25  $    (4.31)
                                              Pro forma...................................  $     .23  $    (4.32)

    Because Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The 1995 Plan is intended to provide an incentive to officers and key employees to remain with the Company. Stock options may be exercised for up to ten years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Board of Directors which administers the plan. The committee has the authority to determine the officers and key employees to whom awards will be made and other terms and conditions of the awards. In 1995, the Company reserved 1,000,000 common shares for the 1995 plan, which was reduced to 988,202, as of December 31, 1996.

    Stock options under Dole's 1982 and 1991 Stock Option and Award Plan, which were not exercised prior to December 28, 1995, were adjusted in connection with the separation of the real estate and resorts business from the food business. Option holders who become employees of Castle after the Distribution received options to purchase shares of Castle Common Stock shares in lieu of their Dole options. The number of shares subject to, and the exercise price of, each option were adjusted and as a result, options to purchase approximately 287,465 shares of common stock of the Company at exercise prices ranging from $10.49 to $16.79 per share were issued upon conversion of preexisting Dole options. In addition to the 287,465 converted Dole options granted under the 1995 plan, 226,000 shares were granted in 1996 with an exercise price of $12.38. At December 31, 1996, a total of 599,312 common shares are available for future grants.

                              CASTLE & COOKE, INC.

NOTE 12--STOCK OPTIONS AND AWARDS (CONTINUED)
    Change in stock options during 1996, 1995 and 1994 for the Company were as follows:

                                        1996                     1995                    1994
                               -----------------------  ----------------------  ----------------------
                                            WTD. AVG.               WTD. AVG.               WTD. AVG.
                                 SHARES     EX PRICE     SHARES     EX PRICE     SHARES     EX PRICE
                               ----------  -----------  ---------  -----------  ---------  -----------
Beginning of year--
  outstanding................     287,465   $   14.56     297,561   $   14.63     272,784   $   14.91
Granted......................     226,000   $   12.38      15,102   $   11.50      41,295   $   12.29
Exercised....................      (3,147)  $   14.96     (17,702)  $   12.94      --          --
Canceled.....................    (124,575)  $   14.64      (7,496)  $   15.24     (16,518)  $   13.28
                               ----------  -----------  ---------  -----------  ---------  -----------
End of year--outstanding.....     385,743   $   13.25     287,465   $   14.56     297,561   $   14.63
                               ----------  -----------  ---------  -----------  ---------  -----------
Exercisable at end of year...     192,059   $   14.13     237,969   $   14.98     239,366   $   15.01
                               ----------  -----------  ---------  -----------  ---------  -----------
                               ----------  -----------  ---------  -----------  ---------  -----------

    The historical stock option data for the Dole options has been adjusted and restated to reflect the effect of the Distribution on the number of shares covered by each option and the exercise price share of each option. The Dole options of the real estate and resort employees that have been converted have been reflected as Castle options in the stock option table. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The assumptions used for the risk free interest rate were 5.54% and 7.44% for 1996 and 1995, respectively. The assumptions used for the dividend yield, expected lives, and expected volatility were zero percent, seven years, and 29.56%, respectively, for both years.

    The Castle & Cooke, Inc. Deferred Stock Compensation Plan for Non-Employee Directors (the "Plan") provides for $10,000 in eligible Directors' annual compensation to be deferred and paid in shares of common stock, in lieu of cash. The Plan is intended to attract, motivate and retain experienced directors of the Company. Each director is entitled to receive a distribution in a number of shares of stock equal to the number of shares in his or her account upon his or her termination from service on the Board. The Company has reserved 50,000 common shares for the Plan. In 1996, 2,281 shares were granted and $40,000 was recognized as compensation expense. As of December 31, 1996, a total of 2,281 shares under the Plan had been granted and 47,719 remain for future grants.

NOTE 13--COMMITMENTS AND CONTINGENCIES

    The Company is constructing an office building in Atlanta and a retail shopping center in Bakersfield. As of December 31, 1996 the estimated cost of future construction totaled approximately $23 million.

    The Company and its subsidiaries are continentally liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf. Outstanding bond commitments approximated $154 million and $157 million at December 31, 1996 and December 31, 1995, respectively.

    The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the final resolution of these lawsuits will not have a material adverse effect on its financial position or results of operations.

                              CASTLE & COOKE, INC.

NOTE 14--RELATED-PARTY TRANSACTIONS

    Related party transactions were substantially the same as those that could have been obtained from unaffiliated third parties. In connection with the Distribution in December 1995, the Company and Dole entered into various agreements to define ongoing relationships including an Allocation Agreement, an Aircraft Co-ownership Agreement and certain other operating agreements which govern future relationships.

    The Company received a general excise tax refund of $273,000 from the State of Hawaii in 1996 which, pursuant to the allocation agreement, will be paid to Dole. The Company leased Dole office space in Bakersfield, California and Honolulu, Hawaii during 1996 and received $749,000 for such space. The Company also purchased $277,000 of products from Dole for its retail store and hotels in Hawaii.

    In connection with the Distribution, and as partial consideration for Dole's real estate and resort business, the Company issued to Dole two promissory notes , one in the principal amount of $200 million (the "Interim Note") and the other in the principal amount of $10 million (the "Term Note"). The Company paid off the principal amount of the Interim Note on December 27, 1995, the date that borrowings were first available to the Company under its Credit Agreement. Interest of $739,000 incurred on the Interim Note was paid by the Company to Dole in February of 1996. The Term Note is unsecured, payable in December 2000, and bears interest at the rate of 7% per annum, payable quarterly. Interest incurred on the Term Note was $700,000 and $8,000 in 1996 and 1995, respectively. As further consideration, the Company issued to Dole 3,500 shares of cumulative preferred stock of the Company, which Dole sold for $35 million in December 1995.

    In connection with the Distribution, the Company received a fifty percent undivided interest in a corporate aircraft that was owned by Dole. Dole retained the other fifty percent undivided interest in the aircraft. Under the Aircraft Co-Ownership Agreement, the Company and Dole agreed that each party would be responsible for the direct costs associated with its use of the aircraft, and that all indirect costs would be equally shared. Pursuant to the Aircraft Co-Ownership Agreement, the Company's and Dole's proportionate share of the operating costs for the aircraft during 1996 were $548,000 and $577,000, respectively.

    As of December 31, 1996, the Company had an accrued liability of approximately $460,000 due to Dole.

NOTE 15--INDUSTRY SEGMENT INFORMATION

    Residential real estate activities consist primarily of holding and developing land and developing and selling homes and finished homesites in Oahu Hawaii, Bakersfield California and Arizona. Resorts include the operation of two luxury hotels, with resort amenities, including two championship golf courses on the Island of Lana'i in Hawaii. In addition, it includes the development and sale of luxury vacation homes, property management and other support operations. Commercial real estate operations include development and management of office, industrial, retail and apartment properties. Corporate general and administrative expenses are not allocated to industry segments and are included in commercial and other operating income. Inter-segment general and administrative expense allocations are not material.

                              CASTLE & COOKE, INC.

NOTE 15--INDUSTRY SEGMENT INFORMATION (CONTINUED)
    Revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below (in thousands):

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
REVENUES
Residential real estate.................................................  $    200,036  $    246,487  $    246,384
Resorts.................................................................        52,529        46,106        43,826
Commercial and other....................................................        55,759        48,958        51,827
                                                                          ------------  ------------  ------------
                                                                          $    308,324  $    341,551  $    342,037
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

OPERATING INCOME (LOSS)
Residential real estate.................................................  $     20,883  $     37,716  $     63,094
Resorts.................................................................       (20,044)     (198,054)      (36,585)
Commercial and other....................................................        14,518        12,926         9,535
                                                                          ------------  ------------  ------------
                                                                          $     15,357  $   (147,412) $     36,044
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

IDENTIFIABLE ASSETS
Residential real estate.................................................  $    431,980  $    476,190  $    547,135
Resorts.................................................................       238,435       233,217       395,702
Commercial and other....................................................       349,407       362,326       286,928
                                                                          ------------  ------------  ------------
                                                                          $  1,019,822  $  1,071,733  $  1,229,765
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

CAPITAL EXPENDITURES
Residential real estate.................................................  $      5,320  $        548  $        924
Resorts.................................................................         7,642         5,017        18,533
Commercial and other....................................................        22,722         9,060        41,242
                                                                          ------------  ------------  ------------
                                                                          $     35,684  $     14,625  $     60,699
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

DEPRECIATION AND AMORTIZATION
Residential real estate.................................................  $      1,068  $      1,084  $        984
Resorts.................................................................         8,800        15,266        18,102
Commercial and other....................................................         7,552         8,363         7,695
                                                                          ------------  ------------  ------------
                                                                          $     17,420  $     24,713  $     26,781
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                              CASTLE & COOKE, INC.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents summarized quarterly results (in thousands, except per share data):

                                                                                            NET INCOME
                                                                                              (LOSS)      EARNINGS
                                                                                OPERATING    AVAILABLE     (LOSS)
                                                                                 INCOME         TO           PER
                                                                    REVENUES      LOSS        COMMON        SHARE
                                                                   ----------  -----------  -----------  -----------
1996
First Quarter....................................................  $   77,058  $     4,992  $     1,628   $     .08
Second Quarter...................................................      80,635        5,408        2,066         .10
Third Quarter....................................................      58,885        3,297        1,070         .05
Fourth Quarter...................................................      91,746        1,660          249         .01
                                                                   ----------  -----------  -----------  -----------
Year.............................................................  $  308,324  $    15,357  $     5,013   $     .25
                                                                   ----------  -----------  -----------  -----------
                                                                   ----------  -----------  -----------  -----------

1995
First Quarter....................................................  $   67,064  $     1,874  $     1,381   $     .07
Second Quarter...................................................      84,721        6,312        4,102         .21
Third Quarter....................................................      73,891     (171,387)    (100,861)      (5.06)
Fourth Quarter...................................................     115,875       15,789        9,354         .47
                                                                   ----------  -----------  -----------  -----------
Year.............................................................  $  341,551  $  (147,412) $   (86,024)  $   (4.31)
                                                                   ----------  -----------  -----------  -----------
                                                                   ----------  -----------  -----------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for 1996 and 1995 nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"). There is hereby incorporated by reference the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by referenced the information to appear under the captions "Compensation of Directors" and "Compensation of Executive Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by referenced the information with respect to security ownership to appear under the captions "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             PAGE
                                                                                                            -----
    (A) 1.  Financial Statements:

            Report of Independent Public Accountants....................................................          35
            Audited Consolidated Financial Statements
            Consolidated Statements of Operations for the years ended December 31, 1996, December 31,
             1995 and December 31, 1994.................................................................          36
            Consolidated Balance Sheets at December 31, 1996 and December 31, 1995......................          37
            Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31,
             1995 and December 31, 1994.................................................................          38
            Notes to Consolidated Financial Statements..................................................          39

        2.  Financial Statement Schedules:

            Schedule III--Real Estate and Accumulated Depreciation......................................          61

            All other schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

        3.  Exhibits

 EXHIBIT
    NO
----------

       2.1  Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10/A, as amended,
             File No. 1-14020).

       3.1  Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the
             Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

       3.2  Resolution of the Board of Directors of Castle authorizing and fixing the terms and conditions of the Series A 10% Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10/A, as amended, File No.
             1-14020).

       3.3  By-Laws (incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14020).

       4.1  Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form 10/A, as amended, File No. 1-14020).

       4.2  Credit Agreement dated as of December 5, 1995, among Castle & Cooke, Inc., as borrower, and the Lenders named therein, and Chemical Bank, as Administrative Agent and as Collateral
             Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
             Statement on Form 10/A, as amended, File No. 1-14020).

       4.3  First Amendment dated as of August 2, 1996 relating to the Credit Agreement dated as of
             December 5, 1995.

       4.4  Second Amendment dated as of March 1, 1997 relating to the Credit Agreement dated as of
             December 5, 1995.

      10.1  Trademark License Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10/A,
             as amended, File No. 1-14020).

            The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Executive Compensation Plans and Arrangements--Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6:

      10.1  Employee Benefits and Compensation Allocation Agreement between the Company and Dole Food
             Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's
             Registration Statement on Form 10/A, as amended, File No. 1-14020).

      10.2  The Company's 1995 Stock Option and Award Plan (the "1995 Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10/A, as amended,
             File No. 1-14020).

      10.3  Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995
             Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements--Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended
             December 31, 1995, File No. 1-14020).

      10.4  Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995
             Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements--Exhibit 10.4 to the Company's Annual Report on Form 10K for the year ended
             December 31, 1995, File No. 1-14020).

      10.5  Form of Nonqualified Stock Option under the 1995 Plan. (incorporated herein by reference to
             Executive Compensation Plans and Arrangements--Exhibit 10.5 to the Company's Annual Report
             on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.6  The Company's Deferred Stock Compensation Plan for Non-employee Directors (incorporated by reference to the Executive Compensation Plans and Arrangements--Exhibit 10.6 to the
             Company's Form 10Q for the quarterly period ended June 30, 1996, File No. 1-14020).

        21  Subsidiaries of Castle & Cooke, Inc.

        23  Consent of Arthur Andersen LLP.

        27  Financial Data Schedule

(B) REPORTS ON FORM 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CASTLE & COOKE, INC.

March 18, 1997                  By:             /s/ DAVID H. MURDOCK
                                     -----------------------------------------
                                                  David H. Murdock
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------    Chief Executive Officer     March 27, 1997
       David H. Murdock           and Director

   /s/ WALLACE S. MIYAHIRA      President--Hawaii
------------------------------    Residential and Hawaii      March 27, 1997
     Wallace S. Miyahira          Commercial Operations

    /s/ LYNNE SCOTT SAFRIT      President--North American
------------------------------    Commercial Operations       March 27, 1997
      Lynne Scott Safrit          and Director

                                Vice President and Chief
     /s/ EDWARD C. ROOHAN         Financial Officer
------------------------------    (Principal Financial        March 27, 1997
       Edward C. Roohan           Officer and Principal
                                  Accounting Officer)

     /s/ EDWARD J. HOGAN
------------------------------  Director                      March 27, 1997
       Edward J. Hogan

     /s/ LODWRICK M. COOK
------------------------------  Director                      March 27, 1997
       Lodwrick M. Cook

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
       /s/ DELL TRAILOR
------------------------------  Director                      March 27, 1997
         Dell Trailor

     /s/ EDWARD M. CARSON
------------------------------  Director                      March 27, 1997
       Edward M. Carson

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              CASTLE & COOKE, INC.
                            AS OF DECEMBER 31, 1996
                                    (000'S)

                                                                                  COLUMN D
                                                       COLUMN C          --------------------------          COLUMN E
                                               ------------------------                              ------------------------
                                                                              COST CAPITALIZED        GROSS AMOUNT AT WHICH
                                               INITIAL COST TO COMPANY                                 CARRIED AT CLOSE OF
                                                                         SUBSEQUENT TO ACQUISITION            PERIOD
         COLUMN A               COLUMN B       ------------------------  --------------------------  ------------------------
--------------------------  -----------------             BUILDINGS AND                  CARRYING               BUILDING AND
DESCRIPTION                   ENCUMBRANCES       LAND     IMPROVEMENTS   IMPROVEMENTS      COSTS       LAND     IMPROVEMENTS
--------------------------  -----------------  ---------  -------------  -------------  -----------  ---------  -------------
Verifone Office Building
  Mililani, Hawaii........             (1)     $   1,000    $   4,188      $     260        --       $   1,000    $   4,448
Leilehua Office Building
  Mililani, Hawaii........             (1)        --            2,029          1,110        --          --            3,139
925 Dillingham Office
  Building
  Honolulu, Hawaii........           None          2,517        4,105            268        --           2,517        4,373
801 Dillingham Office
  Building
  Honolulu, Hawaii........           None            500        5,049            383        --             500        5,432
Dole Center
  Office/Retail mixed use
  Honolulu, Hawaii........             (1)        15,633       49,896          8,205        --          15,633       58,101
Town Center of Mililani
  Shopping Center
  Mililani, Hawaii........             (1)         4,254       15,788          5,378        --           4,254       21,166
Dole Plantation
  Retail Store
  Wahiawa, Hawaii.........             (1)           222        3,446            658        --             222        4,104
10000 Ming Office Building
  Bakersfield,
  California..............             (1)         1,135       16,812            716        --           1,135       17,528
The Market Place
  Bakersfield,
  California..............           None          1,885        1,905         11,243        --           1,885       13,148
Schirra Court
  Industrial Warehouse
  Bakersfield,
  California..............             (1)           258        2,757            878        --             258        3,635
Premier Plaza Office
  Building
  Atlanta, Georgia........             (1)         4,244       15,181          1,635        --           4,244       16,816
Landmark Center Office
  Building
  Raleigh, North
  Carolina................             (1)         1,401       14,997            596        --           1,401       15,593
Horizon at Six Forks
  Office Building
  Raleigh, North
  Carolina................             (1)         2,859        4,588          3,816        --           2,859        8,404
Regents center Office
  Building
  Tempe, Arizona..........             (1)         2,659        8,024         --            --           2,659        8,024
One Norman Square
  Apartments
  Charlotte, North
  Carolina................             (1)         1,284        9,424             70        --           1,284        9,494
                                               ------------------------------------------------------------------------------
                                               $  39,851    $ 158,189      $  35,216     $  --       $  39,851    $ 193,405
                                               ------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------

                                                                                   COLUMN I
                                                                                 -------------
                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                         COLUMN F       COLUMN G     COLUMN H      IN LATEST
         COLUMN A                      -------------  ------------  -----------     INCOME
--------------------------              ACCUMULATED     DATE OF        DATE      STATEMENTS IS
DESCRIPTION                 TOTAL (2)  DEPRECIATION   CONSTRUCTION   ACQUIRED      COMPUTED
--------------------------  ---------  -------------  ------------  -----------  -------------
Verifone Office Building
  Mililani, Hawaii........  $   5,448    $     836        1989         1989          40 years
Leilehua Office Building
  Mililani, Hawaii........      3,139          942        1989         1989          40 years
925 Dillingham Office
  Building
  Honolulu, Hawaii........      6,890        1,269        1984         1984          40 years
801 Dillingham Office
  Building
  Honolulu, Hawaii........      5,932        1,210        1993         1993          20 years
Dole Center
  Office/Retail mixed use
  Honolulu, Hawaii........     73,734       11,474     1988-1990     1988-1990    30-40 years
Town Center of Mililani
  Shopping Center
  Mililani, Hawaii........     25,420        3,414        1988         1988          40 years
Dole Plantation
  Retail Store
  Wahiawa, Hawaii.........      4,326        1,049        1989         1989          40 years
10000 Ming Office Building
  Bakersfield,
  California..............     18,663        6,499        1984         1987          40 years
The Market Place
  Bakersfield,
  California..............     15,033           17        1996         1996          40 years
Schirra Court
  Industrial Warehouse
  Bakersfield,
  California..............      3,893          517        1992         1992          40 years
Premier Plaza Office
  Building
  Atlanta, Georgia........     21,060        1,621        1988         1993          39 years
Landmark Center Office
  Building
  Raleigh, North
  Carolina................     16,994        1,675        1986         1993          39 years
Horizon at Six Forks
  Office Building
  Raleigh, North
  Carolina................     11,263          618        1990         1993          39 years
Regents center Office
  Building
  Tempe, Arizona..........     10,683          797        1989         1993          39 years
One Norman Square
  Apartments
  Charlotte, North
  Carolina................     10,778        1,179        1993         1993        27.5 years
                            $ 233,256    $  33,117

------------------------------
(1) This property is pledged as collateral in connection with the Company's three-year credit agreement.
(2) Aggregate cost for federal income tax purposes as of December 31, 1996 is $187.7 million.

                              CASTLE & COOKE, INC.
                            AS OF DECEMBER 31, 1996
                                    (000'S)

                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------
Reconciliation of cost basis:
  Balance at beginning of period.............................................  $  192,428  $  231,217  $  244,570
  Additions during the period:
    Acquisitions through foreclosure.........................................      --          --          --
    Other acquisitions/newly completed property..............................      34,151       8,031       8,024
    Improvements, etc........................................................       4,638       5,322      17,576
    Other....................................................................      --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................      --          --         (36,904)
    Other....................................................................      --          --          --
                                                                               ----------  ----------  ----------
  Balance at close of period.................................................  $  231,217  $  244,570  $  233,266
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------

                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------
Reconciliation of accumulated depreciation:
  Balance at beginning of period.............................................  $   17,660  $   24,005  $   31,850
  Additions during the period:
    Depreciation expense.....................................................       6,345       7,845       6,551
    Other....................................................................      --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................      --          --          (5,284)
    Other....................................................................      --          --          --
                                                                               ----------  ----------  ----------
  Balance at close of period.................................................  $   24,005  $   31,850  $   33,117
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                 EXHIBIT INDEX

 EXHIBIT
   NO
---------

     2.1   Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to
             Exhibit 2.1 to the Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

     3.1   Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's
             Registration Statement on Form 10/A, as amended, File No. 1-14020).

     3.2   Resolution of the Board of Directors of Castle authorizing and fixing the terms and conditions of the
             Series A 10% Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the
             Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

     3.3   By-Laws (incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14020).

     4.1   Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
             Form 10/A, as amended, File No. 1-14020).

     4.2   Credit Agreement dated as of December 5, 1995, among Castle & Cooke, Inc., as borrower, and the Lenders named therein, and Chemical Bank, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 10/A, as amended, File No.
             1-14020).

     4.3   First Amendment dated as of August 2, 1996 relating to the Credit Agreement dated as of December 5, 1995.

     4.4   Second Amendment dated as of March 1, 1997 relating to the Credit Agreement dated as of December 5, 1995.

    10.1   Trademark License Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10/A, as amended, File No.
             1-14020).

           The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Executive Compensation Plans and Arrangements--Exhibits 10.1, 10.2, 10.3, 10.4,
10.5 and 10.6:

     10.1  Employee Benefits and Compensation Allocation Agreement between the Company and Dole
             Food Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

     10.2  The Company's 1995 Stock Option and Award Plan (the "1995 Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on
             Form 10/A, as amended, File No. 1-14020).

     10.3  Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the
             1995 Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements--Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

     10.4  Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the
             1995 Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements--Exhibit 10.4 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

     10.5  Form of Nonqualified Stock Option under the 1995 Plan. (incorporated herein by reference to Executive Compensation Plans and Arrangements--Exhibit 10.5 to the
             Company's Annual Report on Form 10K for the year ended December 31, 1995, File No.
             1-14020).

 EXHIBIT
   NO
---------
    10.6   The Company's Deferred Stock Compensation Plan for Non-employee Directors (incorporated by reference to the Executive Compensation Plans and Arrangements--Exhibit 10.6 to the Company's Form 10Q for the
             quarterly period ended June 30, 1996, File No. 1-14020).

    21     Subsidiaries of Castle & Cooke, Inc.

    23     Consent of Arthur Andersen LLP.

    27     Financial Data Schedule