Form 10-Q
period 1997-03-31
CASTLE & COOKE INC/HI/
filed 1997-05-13
CIK 1002506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ------------------------------

                                    FORM 10-Q
                        ------------------------------
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Shares Outstanding at April 30, 1997
          -----                            ------------------------------------
Common Stock, without par value                     19,957,084 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CASTLE & COOKE, INC.

                                 FORM 10-Q
                           FOR THE QUARTER ENDED
                              MARCH 31, 1997

                             TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

      Consolidated Balance Sheets - March 31, 1997 and December 31, 1996... 3

      Consolidated Statements of Operations - Three months ended
          March 31, 1997 and March 31, 1996................................ 4

      Consolidated Statements of Cash Flows - Three months ended
          March 31, 1997 and March 31, 1996................................ 5

      Notes to Consolidated Financial Statements........................... 6

    Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 7


PART II.  OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K....................... 10

SIGNATURES................................................................ 11

                            CASTLE & COOKE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                          March 31,           December 31,
                                             1997                 1996
                                         (Unaudited)            (Audited)
                                         ----------           ------------
Cash and cash equivalents                $   12,241             $    5,663
Receivables, net                             33,466                 32,567
Real estate developments                    514,602                511,358
Property, plant and equipment, net          445,281                444,435
Income tax receivable                         2,144                  9,209
Other assets                                 17,622                 16,590
                                         ----------             ----------
     Total assets                        $1,025,356             $1,019,822
                                         ----------             ----------
                                         ----------             ----------
Notes payable                            $  151,120             $  142,130
Note payable to Dole                         10,000                 10,000
Accounts payable                             16,400                 16,630
Accrued liabilities                          27,092                 30,150
Deferred income taxes                       173,087                172,819
Deferred income and other liabilities        28,974                 29,086
                                         ----------             ----------
     Total liabilities                      406,673                400,815
                                         ----------             ----------
Preferred stock                              35,875                 35,700
Common shareholders' equity
     Common stock                           511,108                511,075
     Retained earnings                       71,700                 72,232
                                         ----------             ----------
     Total common shareholders' equity      582,808                583,307
                                         ----------             ----------
     Total liabilities and
      shareholders' equity               $1,025,356             $1,019,822
                                         ----------             ----------
                                         ----------             ----------




The accompanying notes are an integral part of these consolidated balance sheets.

                             CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

          (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)


                                                    Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                   1997           1996
                                                  -------       -------
REVENUES
     Residential property sales                   $26,927       $44,931
     Resort revenues                               15,002        19,319
     Commercial and other revenues                 12,249        12,808
                                                  -------       -------
          Total revenues                           54,178        77,058

COST OF OPERATIONS
     Cost of residential property sales            24,092        39,998
     Cost of resort operations                     18,233        20,389
     Cost of commercial and other operations        7,285         8,244
     General and administrative expenses            3,704         3,435
                                                  -------       -------
     Total cost of operations                      53,314        72,066
                                                  -------       -------
Operating income                                      864         4,992
Interest and other income, net                        367           440
Interest expense, net                                 375           989
                                                  -------       -------
Income before income taxes                            856         4,443
Income tax provision                                 (338)       (1,755)
                                                  -------       -------
     Net income                                       518         2,688
Preferred stock dividend and accretion             (1,050)       (1,060)
                                                  -------       -------
     Net (loss) income available to
       common shareholders                        $  (532)      $ 1,628
                                                  -------       -------
Earnings (loss) per common share                  $ (0.03)      $  0.08
                                                  -------       -------
                                                  -------       -------
Average number of common shares outstanding        19,956        19,952
                                                  -------       -------
                                                  -------       -------




The accompanying notes are an integral part of these consolidated financial statements.

                             CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                 Three Months Ended
                                                               ------------------------
                                                               March 31,      March 31,
                                                                  1997          1996
                                                               ---------      ---------
Cash flows from operating activities:
    Net income                                                  $   518       $ 2,688
    Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                            4,351         4,546
    Changes in operating assets and liabilities:
         Increase in receivables, net                              (899)       (6,113)
         (Increase) decrease in real estate developments, net    (2,465)       13,063
         Decrease in income tax receivable                        7,065             -
         Decrease in accounts payable                              (230)       (6,176)
         (Decrease) increase in accrued liabilities              (3,058)          411
         Increase in deferred income taxes                          268         1,449
         Net change in other assets and liabilities                (989)       (1,317)
                                                               ---------      ---------
Net cash provided by operating activities                         4,561         8,551
                                                               ---------      ---------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                 (6,131)       (3,502)
                                                               ---------      ---------
Net cash used in investing activities                            (6,131)       (3,502)
                                                               ---------      ---------
Cash flows from financing activities:
    Net borrowings (reductions) under
      revolving loan agreement                                   8,990         (8,000)
    Proceeds from exercise of stock options                         33              -
    Preferred stock dividends paid                                (875)             -
                                                               ---------      ---------
    Net cash provided by (used in) financing activities          8,148         (8,000)
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents              6,578        (2,951)
Cash and cash equivalents at beginning of period                  5,663         4,781
                                                               ---------      ---------
Cash and cash equivalents at end of period                      $12,241       $ 1,830
                                                               ---------      ---------
                                                               ---------      ---------
Supplemental cash flow data
    Interest paid, net of amount capitalized                    $   346       $   569
    Income taxes paid                                                71           306



The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters ended March 31, 1997 and March 31, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution of the stock of the Company to its shareholders.

The Company's operating results are subject to significant variability as a result of, among other things, weather, the receipt of regulatory approvals, status of development in particular projects and the timing of home and lot sales in developed projects. The sale and leasing activities of income producing properties and the sale of non-income producing properties also have a significant impact on the variability of operating results. The results of operations for the quarter ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. The Company will adopt this standard in the fourth quarter of 1997. The adoption of this standard is not expected to have an effect on the Company's earnings per share.

                             CASTLE & COOKE, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

First quarter consolidated revenues decreased from $77.0 million in 1996 to $54.2 million in 1997. First quarter residential property sales decreased from $44.9 million in 1996 to $26.9 million in 1997. The decrease in the residential property sales is primarily due to a decrease in both deliveries and the average price per home sold. First quarter deliveries decreased from 141 homes in 1996 to 73 homes in 1997. The average price per home decreased in the first quarter from $279,000 in 1996 to $260,000 in 1997. The decrease in both deliveries and the average price per home sold was primarily due to a soft residential market in Oahu. Excluding the resort luxury home sales, resort revenues decreased from $15.4 million in 1996 to $14.2 million in 1997. The decrease was primarily due to adverse weather conditions in January and a decrease in group business. As a result, occupancy rates decreased from 76.1% in 1996 to 69.6% in 1997. Resort luxury home revenues decreased from $3.9 million in 1996 to $798,000 in 1997. The decrease was primarily due to the sale of four Villas at Koele in 1996 compared to no Villas sold in the first quarter of 1997. The revenue in 1997 relates to the sale of a single-family lot in August of 1996 and the subsequent construction of a luxury home. The revenue and related cost of the lot and home construction are recognized using the percentage-of-completion method over the construction period.

COST AND EXPENSES

First quarter consolidated cost of operations decreased from $72.1 million in 1996 to $53.3 million in 1997. The cost of residential property sales as a percentage of residential property sales was 89% in both 1996 and 1997. Excluding luxury home sales and depreciation, the cost of resort operations as a percentage of resort revenues increased from 98% in 1996 to 107% in 1997. The increase was primarily due to decreased occupancy and resort revenues. Since a significant portion of the resort operation's costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. Luxury home sales margins decreased from 19% in 1996 to 10% in 1997. The decrease was primarily due to decreased sales activity. Since a certain portion of luxury home cost of sales is fixed, this cost will not increase or decrease proportionately as luxury home sales increase or decrease. Resort depreciation was $2.3 million and $2.1 million in 1997 and 1996, respectively.

Total interest cost incurred in the first quarter of 1997 was $2.9 million of which $2.5 million was capitalized into real estate developments and fixed assets under construction. Total interest cost incurred in the first quarter of 1996 was $3.7 million of which $2.7 million was capitalized into real estate developments and fixed assets under construction. Total borrowings under the revolving loan agreements were $151.1 million at March 31, 1997 compared to $177.0 million at March 31, 1996. Amortization in cost of residential sales of previously capitalized interest totaled approximately $646,000 and $516,000 for the first quarters of 1997 and 1996, respectively.

NET INCOME AND EARNINGS PER SHARE

Preferred stock dividend and accretion relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995.

Net loss available to common shareholders was $532,000 in 1997 compared to net income available to common shareholders of $1.6 million in 1996. This decrease is primarily due to lower operating results described above.

                            CASTLE & COOKE, INC.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG

The Company's new orders and backlog for homes in 1997 compared to 1996 were as follows:

                                                Quarter Ended
                                                   March 31,
                                            ---------------------
                                              1997          1996
                                            -------       -------
Units
Backlog at beginning of the period               55           133
Add:  new orders                                 83           201
Less: deliveries                                 73           141
                                            -------       -------
    Backlog at end of the period                 65           193
                                            -------       -------
                                            -------       -------
Dollars
Backlog at beginning of the period          $15,143       $34,298
Add:  new orders                             22,544        53,555
Less: deliveries                             18,976        39,281
                                            -------       -------
    Backlog at end of the period            $18,711       $48,572
                                            -------       -------
                                            -------       -------
Average price per unit delivered            $   260       $   279
                                            -------       -------
                                            -------       -------

The decrease in new orders, deliveries and average price per unit delivered in 1997 as compared to 1996 is primarily due to a soft residential housing market on Oahu.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and lots and to acquire, develop and operate commercial property.

In connection with the separation from Dole in December of 1995, the Company entered into a Credit Agreement with a syndicate of banks pursuant to which the banks agreed to provide the Company a three-year revolving credit agreement (the "Credit Agreement"). The Credit Agreement initially provided revolving loans of up to $240 million, based upon a percentage of value of certain commercial properties and home building inventory. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated Bank's prime rate or the federal funds rate. At March 31, 1997, the Company is in compliance with the various financial covenants of the Credit Agreement. In the second quarter of 1996, the Company voluntarily reduced the available amount under the Credit Agreement to $190 million in order to benefit from a lower effective interest rate. Due to the sale of a Bakersfield commercial office building in the third quarter of 1996, the available amount under the Credit Agreement was further reduced to $186.2 million.

The Credit Agreement, among other things, required the available amount to be reduced to $140 million by March 31, 1997. However, this deadline was extended to May 31, 1997. In the first quarter of 1997, the Company began renegotiating the terms of the Credit Agreement with the banks that are party to the Credit Agreement. The Company has requested that the amount available under the Credit Agreement be increased to $250 million if certain real estate holdings are added to the collateral base. Based on discussions with such banks, the Company believes that the proposed increase in the available amount will be accepted by May 31, 1997, but as of April 30, 1997, a modification of the Credit Agreement has not

                            CASTLE & COOKE, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

Residential development spending was $18.4 million in the first quarter of 1997. First quarter spending in 1997 at the Mililani, Royal Kunia and Lalea Oahu residential developments was approximately $7.5 million, $3.1 million and $2.6 million, respectively. First quarter spending in 1997 at the Bakersfield and Arizona residential developments was approximately $4.3 million. The Company expects to spend approximately $11.4 million in 1997 for the new Keene's Point development in Orlando, Florida. The initial land purchase, which is currently in escrow, is expected to close in the fourth quarter of 1997 with lot sales commencing in the first quarter of 1998.

Total resort development and capital spending was approximately $2.1 million in the first quarter of 1997. Spending at the Manele and Koele luxury home developments in the first quarter of 1997 was approximately $916,800 and $160,500, respectively.

Capital expenditures at the commercial projects totaled $5.1 million in the first quarter of 1997 and primarily related to the construction of the Marketplace shopping center in Bakersfield, California ($2.2 million) and the Premier Plaza II office building in Atlanta, Georgia ($1.3 million). During the remainder of 1997, the Company expects to spend approximately $3.8 million and $13.3 million on construction of the Marketplace and Premier II, respectively. The Company expects to spend approximately $4.0 million in 1997 relating to the construction of Regents II, a 41,000 square foot commercial office building adjacent to the Company's fully leased Regents Center in Tempe, Arizona. Construction is expected to be completed in the fourth quarter of 1997. In the remaining quarters of 1997, the Company expects to begin construction on an 18-hole daily fee golf course in San Jose, California and adjacent to the Company's existing course. Construction costs in 1997 relating to this Jack Nicklaus designed course are expected to be approximately $6.2 million.

Cash flow from operating activities decreased $4.0 million during the quarter ended March 31, 1997 as compared to the corresponding quarter in 1996. The decrease is primarily due to decreased revenues, partially offset by the receipt of a tax refund of $7.1 million in 1997. Cash flow used in investing activities increased $2.6 million during the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase is primarily due to capital spending relating to the construction of the Marketplace shopping center and Premier Plaza II office building as explained above. Cash flow from financing activities increased $16.1 during the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase was primarily due to net borrowings of $9.0 million in 1997 compared to net repayments of $8.0 million in 1996.

                            CASTLE & COOKE, INC.

                                   PART II.

                             OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits

    Exhibit
      No.
    -------
      4.5 Third amendment dated as of March 31, 1997 relating to the Credit Agreement dated as of December 5, 1995.

       27     Financial Data Schedule


    (b)       Reports on Form 8-K

              THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1997.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASTLE & COOKE, INC.
                                               Registrant




Date: April 30, 1997                    BY /s/EDWARD C. ROOHAN
                                           ---------------------------
                                           Edward C. Roohan
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer
                                           and accounting officer)