Form 10-Q
period 1997-06-30
CASTLE & COOKE INC/HI/
filed 1997-08-14
CIK 1002506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                            ------------------------------

                                      FORM 10-Q

                            ------------------------------

(Mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           SHARES OUTSTANDING AT AUGUST 7, 1997
           -----                           ------------------------------------
Common Stock, without par value                      19,981,976 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CASTLE & COOKE, INC.

                                      FORM 10-Q
                                FOR THE QUARTER ENDED
                                    JUNE 30, 1997

                                  TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I.  FINANCIAL INFORMATION

    Item 1.        Financial Statements

          Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996 . . . . . . . . . . . . 3

          Consolidated Statements of Operations --  Quarter and six months ended June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows -- Six months ended June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . 11
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                              CASTLE & COOKE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                     June 30,      December 31,
                                                       1997           1996
                                                    (UNAUDITED)     (AUDITED)

Cash and cash equivalents                         $     2,749     $    5,663
Receivables, net                                       31,048         32,567
Real estate developments                              512,365        511,358
Property and equipment, net                           447,745        444,435
Income tax receivable                                       -          9,209
Other assets                                           17,712         16,590
                                                  -----------     -----------

     Total assets                                 $ 1,011,619     $ 1,019,822
                                                  -----------     -----------
                                                  -----------     -----------

Notes payable                                     $   143,666     $   142,130
Note payable to Dole                                   10,000          10,000
Accounts payable                                       12,726          16,630
Accrued liabilities                                    26,870          30,150
Deferred income taxes                                 171,801         172,819
Deferred income and other liabilities                  27,423          29,086
                                                  -----------     -----------

     Total liabilities                                392,486         400,815
                                                  -----------     -----------

Redeemable preferred stock                             36,050          35,700
Common shareholders' equity
     Common stock                                     511,148         511,075
     Retained earnings                                 71,935          72,232
                                                  -----------     -----------
        Total common shareholders' equity             583,083         583,307
                                                  -----------     -----------

     Total liabilities and shareholders' equity   $ 1,011,619     $ 1,019,822
                                                  -----------     -----------
                                                  -----------     -----------


The accompanying notes are an integral part of these consolidated balance sheets.

                                 CASTLE & COOKE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

           (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)


                                                      Quarter Ended                 Six Months Ended
                                                         JUNE 30,                        JUNE 30,
                                                 ------------------------        -----------------------
                                                   1997             1996           1997           1996
                                                 -------          -------        --------       --------
REVENUES
  Residential property sales                     $27,046          $55,359        $ 53,973       $100,290
  Resort revenues                                 15,282           11,169          30,284         30,488
  Commercial and other revenues                   12,729           14,107          24,978         26,915
                                                 -------          -------        --------       --------
     Total revenues                               55,057           80,635         109,235        157,693

COST OF OPERATIONS
  Cost of residential property sales              24,374           47,018          48,466         87,016
  Cost of resort operations                       17,928           15,747          36,161         36,136
  Cost of commercial and other operations          7,529            9,007          14,814         17,251
  General and administrative expenses              3,588            3,455           7,292          6,890
                                                 -------          -------        --------       --------
     Total cost of operations                     53,419           75,227         106,733        147,293
                                                 -------          -------        --------       --------

Operating income                                   1,638            5,408           2,502         10,400
Interest and other income, net                       697              381           1,064            821
Interest expense, net                                209              643             584          1,632
                                                 -------          -------        --------       --------
Income before income taxes                         2,126            5,146           2,982          9,589
Income tax provision                                (840)          (2,033)         (1,178)        (3,788)
                                                 -------          -------        --------       --------
Net income                                         1,286            3,113           1,804          5,801
Preferred stock dividend and accretion            (1,050)          (1,047)         (2,100)        (2,107)
                                                 -------          -------        --------       --------
Net income (loss) available to
 common shareholders                                $236           $2,066           $(296)        $3,694
                                                 -------          -------        --------       --------

Earnings (loss) per common share                   $0.01            $0.10         $ (0.01)         $0.19
                                                 -------          -------        --------       --------
                                                 -------          -------        --------       --------
Average number of common shares outstanding       19,957           19,955          19,957         19,953
                                                 -------          -------        --------       --------
                                                 -------          -------        --------       --------














The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                            --------------------
                                                            June 30,    June 30,
                                                              1997        1996
                                                            -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  1,804    $  5,801
  Adjustments to reconcile net income to cash flow
    provided by operating activities:
    Depreciation and amortization                             8,822       8,813
    Other                                                        40         -
  Changes in operating assets and liabilities:
    Decrease in receivables, net                              1,519       4,814
    (Increase) decrease in real estate developments             (46)     33,809
    Decrease in income tax receivable                         7,083         -
    Decrease in accounts payable                             (3,904)     (8,976)
    (Decrease) increase in accrued liabilities               (3,271)      2,949
    Increase (decrease) in deferred income taxes              1,108      (8,719)
    Net change in other assets and liabilities               (2,630)     (2,776)
                                                           --------    --------
    Net cash provided by operating activities                10,525      35,715
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment              (13,248)    (10,324)
                                                           --------    --------
  Net cash used in investing activities                     (13,248)    (10,324)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (reduction) under revolving loan agreement     1,536     (26,855)
  Proceeds from exercise of stock options                        33          47
  Preferred stock dividends paid                             (1,760)     (1,118)
                                                           --------    --------
  Net cash used in financing activities                        (191)    (27,926)
                                                           --------    --------
  Net decrease in cash and cash equivalents                  (2,914)     (2,535)
  Cash and cash equivalents at beginning of period            5,663       4,781
                                                           --------    --------
  Cash and cash equivalents at end of period               $  2,749    $  2,246
                                                           --------    --------
                                                           --------    --------

SUPPLEMENTAL CASH FLOW DATA
  Interest paid, net of amount capitalized                  $   593    $    721
  Income taxes paid                                              71      12,507








The accompanying notes are an integral part of these consolidated financial statements.

                                 CASTLE & COOKE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and six months ended June 30, 1997 and June 30, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. In addition, the statements contained herein, which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors that, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, capital resources, interest rates and other risks inherent in the real estate business.

    Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

    Second quarter consolidated revenues decreased from $80.6 million in 1996 to $55.1 million in 1997, and consolidated revenues for the first six months of the year decreased from $157.7 million in 1996 to $109.2 million in 1997. Second quarter residential property sales decreased from $44.2 million in 1996 to $27.0 million in 1996, excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11.2 million in 1996. Residential property sales for the first six months of the year decreased from $89.1 million in 1996 to $54.0 million in 1997, excluding the agricultural land sale in 1996. Second quarter deliveries decreased from 155 homes in 1996 to 88 homes in 1997, and deliveries for the first six months decreased from 296 homes in 1996 to 161 in 1997. The average price per home decreased in the first six months from $266,000 in 1996 to $254,000 in 1997. The decrease in residential property sales, deliveries and the average price per home sold was primarily due to a soft residential market on Oahu. Second quarter resort revenues increased from $11.2 million in 1996 to $15.3 million in 1997. This increase was primarily due to improved occupancy and room rates at the resorts and increased luxury resort residential sales of $2.8 million. Second quarter commercial and other revenues decreased from $14.1 million in 1996 to $12.7 million in 1997. This decrease in revenue is primarily due to: (1) the sale of two Bakersfield industrial/commercial land parcels in the second quarter 1996; (2) the sale of three Mississippi apartment complexes and a Bakersfield commercial office building in the third quarter of 1996;
which was partially offset by (3) the opening of the Marketplace Shopping
Center in the fourth quarter of 1996.

COST AND EXPENSES

    Second quarter consolidated cost of operations decreased from $75.2 million in 1996 to $53.4 million in 1997, and consolidated cost of operations for the first six months decreased from $147.3 million in 1996 to $106.7 million in 1997. The cost of residential property sales as a percentage of residential property sales increased from 85% in the second quarter of 1996 to 90% in the second quarter of 1997, excluding the agricultural land sale in 1996. The cost of residential property sales as a percentage of residential property sales increased from 87% in the first six months of 1996 to 90% in the first six months of 1997, excluding the agricultural land sale. The increases are primarily due to aggressive marketing programs and sales incentives used in the Oahu residential operations, which have been necessary to stimulate activity in the soft market. The 1996 agricultural land sale generated approximately $1.9 million in operating income. Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues improved from 121% in the second quarter of 1996 to 108% in the second quarter of 1997. This improvement is primarily due to increased occupancy and average daily room rates. Since a significant portion of the resort operation's costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. The second quarter luxury resort residential operating margin improved from a loss of $74,000 in 1996 to operating income of $824,000 in 1997. The luxury resort residential operating margin improved from $648,000 in the first six months of 1996 to $905,000 in the first six months of 1997. Resort depreciation increased from $2.2 million in the second quarter of 1996 to $2.4 million in the second quarter of 1997.
Resort depreciation increased from $4.3 million for the first six months of 1996 to $4.7 million in the first six months of 1997.

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

    Second quarter cost of commercial and other operations as a percentage of commercial and other operations revenues improved from 64% in 1996 to 59% in 1997. This improvement is primarily due to the sale of two industrial/commercial land parcels in Bakersfield in 1996. These sales had a combined profit margin of 12%.

    Total interest incurred in the second quarter and the first six months of 1997 was $3.0 million and $5.9 million, respectively. Total interest capitalized into real estate development in the second quarter and first six months of 1997 was $2.8 million and $5.3 million, respectively. Total interest incurred in the second quarter and the first six months of 1996 was $3.1 million and $6.8 million, respectively. Total interest capitalized into real estate development in the second quarter and first six months of 1996
was $2.5 million and $5.2 million, respectively.   Total borrowings were
$153.7 million at June 30, 1997 compared to $168.1 million at June 30, 1996. Amortization in cost of sales of previously capitalized interest totaled approximately $612,000 and $618,000 for the second quarters of 1997 and 1996, respectively.

NET INCOME AND EARNINGS PER SHARE

    Preferred stock dividend and accretion relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995.

    Second quarter net income available to common shareholders decreased from $2.1 million in 1996 to $236,000 in 1997. The net loss available to common shareholders for the first six months of 1997 was ($296,000) compared to net income of $3.7 million in 1996. These decreases are primarily due to lower operating results described above.

BACKLOG

    The Company's new orders and backlog for homes for 1997 compared to 1996 were as follows:

                                            QUARTER ENDED                  SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                       ------------------------        -----------------------
                                         1997            1996            1997           1996
                                       --------        --------        --------       --------
Units
Backlog at beginning of the period           65             193             55             133
Add:  new orders                            105              83            188             284
Less: deliveries                            (88)           (155)          (161)           (296)
                                       --------        --------        --------       --------
    Backlog at end of the period             82             121             82             121
                                       --------        --------        --------       --------
                                       --------        --------        --------       --------
Dollars
Backlog at beginning of the period     $ 18,711         $48,572        $ 15,143       $ 34,298
Add:  new orders                         27,898          24,583          50,442         78,138
Less: deliveries                        (22,475)        (39,354)        (41,451)       (78,635)
                                       --------        --------        --------       --------
    Backlog at end of the period       $ 24,134        $ 33,801        $ 24,134       $ 33,801
                                       --------        --------        --------       --------
                                       --------        --------        --------       --------

The decrease in new orders and deliveries for the first six months of 1997 as compared to 1996 is primarily due to a soft residential housing market on Oahu.

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

    On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving credit of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At June 30, 1997, the Borrowing Base allows the Company to borrow up to $240.9 million. The Borrowing Base is expected to be increased to the $250 million limit upon the addition of certain real estate holdings. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At June 30, 1997, total borrowings under the Credit Agreement were $143.7 million and the weighted average interest rate was 7.02%. At June 30, 1997, the Company is in compliance with the various financial covenants of the Credit Agreement.

    On Oahu, the Leilehua, Verifone, Cannery Development, Town Center of Mililani, and Dole Plantation properties are pledged as collateral pursuant to the Credit Agreement. On the mainland, the Marketplace, Schirra Court, 10000 Ming, Premier Plaza, Landmark Center, Horizon at Six Forks, Regents Center, and One Norman Square properties are also pledged as collateral. In connection with this agreement, independent third parties performed an appraisal of each pledged property in the first quarter of 1997. The total appraised value of these properties was $260.7 million. The undeveloped land associated with these properties was not valued in connection with these appraisals.

    The Company believes that funds available under the Credit Agreement and cash generated from operations combined with selective sales of commercial and other properties from time to time will be adequate for its short-term and long-term cash needs. There can be no assurance, however, that the amounts available from such sources will be sufficient. The Company may be required to seek additional capital in the form of public equity or debt offerings or from a variety of potential sources, including additional bank financing.

          Residential development spending was $35.3 million in the first six months of 1997. Spending during the first six months of 1997 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $15.7 million, $4.0 million and $5.5 million, respectively. Combined spending during the first six months of 1997 at the Bakersfield and Arizona residential developments was approximately $8.4 million. The Company expects to spend approximately $11.4 million in 1997 for the new Keene's Point development in Orlando, Florida. The initial land purchase, which is currently in escrow, is expected to close in the third quarter of 1997 with lot sales commencing in the first quarter of 1998.

          Total resort development and capital spending was approximately $6.2 million during the first six months of 1997. Spending at the Manele and Koele luxury home developments during the first six months of 1997 was approximately $3.2 million and $1.0 million, respectively.

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          Capital expenditures at the commercial projects totaled $11.3 million during the first six months of 1997 and primarily related to the construction of the 299,000 square foot Marketplace shopping center in Bakersfield, California ($4.4 million) and the 127,000 square foot Premier Plaza II office building in Atlanta, Georgia ($4.1 million). During the remainder of 1997, the Company expects to spend approximately $3.0 million and $9.0 million on construction of the Marketplace and Premier II, respectively. Phases I and II of the Marketplace, consisting of approximately 214,000 square feet are 97% leased. Construction on phase III is expected to begin in the fourth quarter of 1997. Leases have been executed for 16% of the Premier II building and letters of intent have been signed for an additional 35%. The Company expects to spend approximately $3.7 million during the remainder of 1997 on the construction of Regents II, a 41,000 square foot commercial office building adjacent to the Company's fully leased Regents Center in Tempe, Arizona. Construction is expected to be completed in the fourth quarter of 1997. A letter of intent was recently signed by a single tenant to lease the entire 41,000 square feet. The Company recently began construction on an 18-hole daily fee golf course adjacent to the Company's existing course in San Jose, California. Construction costs in 1997, relating to this Jack Nicklaus designed course, are expected to be approximately $6.0 million.

          Cash flow from operating activities decreased $25.2 million during the first six months of 1997 as compared to the corresponding period in 1996.
 The decrease is primarily due to a net decrease in real estate projects of $33.8 million in 1996 due to weak market conditions on Oahu. Cash flow used in investing activities increased $2.9 million during the first six months of 1997 as compared to the corresponding period in 1996. The increase is primarily due to capital spending relating to the construction of the Marketplace shopping center and Premier Plaza II office building as explained above. Cash flow used in financing activities decreased $27.7 million during the first six months in 1997 as compared to the corresponding period in 1996. The decrease is primarily due to net reductions under the Credit Agreement (or its predecessor) of $26.9 million during the first six months of 1996 compared to net borrowings of $1.5 million in 1997.

                                 CASTLE & COOKE, INC.
                                       PART II.
                                  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             Castle & Cooke, Inc. held its Annual Meeting of Stockholders
             (the "Meeting") on May 21, 1997, at which the Company's stockholders voted: (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Edward M. Carson, Lodwrick M. Cook, Edward J. Hogan, Wallace S. Miyahira, David H. Murdock, Lynne Scott Safrit, and Dell Trailor; and (2) to elect Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1997 fiscal year.

             Holders of record of the Company's common stock as of April 2, 1997 were entitled to vote at the meeting. On April 2, 1997, there were 19,957,084 shares of common stock outstanding and entitled to vote and 17,281,087 were represented at the Meeting. Each of the directors received at least 99.0% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Edward M. Carson: 17,197,354 for and 83,733 withheld; Lodwrick M. Cook: 17,196,502 for and 84,585 withheld; Edward J. Hogan: 17,197,350 for and 83,737 withheld; Wallace S.
             Miyahira: 17,197,411 for and 83,676 withheld; David H. Murdock:
             17,193,777 for and 87,310 withheld; Lynne Scott Safrit: 17,196,846 for and 84,241 withheld; Dell Trailor: 17,195,966 for and 85,121 withheld. With respect to the election of Arthur Andersen LLP, the shares cast were 17,231,846 shares for 29,552 shares against, and 19,689 shares in abstention.

Item 6.      Exhibits and Reports on Form 8-K

          (a)       Exhibits

          Exhibit
            No.
          -------

          4.2 Amended and Restated Credit Agreement dated as of May 16, 1997, among Castle & Cooke, Inc., as Borrower, and the Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent.

       27      Financial Data Schedule

      (b)      Reports on Form 8-K

               THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER
                ENDED JUNE 30, 1997.

       All other items required under Part II are omitted because they are not applicable.

                                 CASTLE & COOKE, INC.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CASTLE & COOKE, INC.
                                   Registrant




Date:     August 13, 1997          BY   /S/  EDWARD C. ROOHAN
                                        -----------------------------------
                                             Edward C. Roohan
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal financial officer)

Date:     August 13, 1997          BY   /S/  SCOTT J. BLECHMAN
                                        -----------------------------------
                                             Scott J. Blechman
                                             Vice President and
                                             Corporate Controller
                                             (Principal accounting officer)