Form 10-Q
period 1997-09-30
CASTLE & COOKE INC/HI/
filed 1997-11-14
CIK 1002506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                       -------------------------------

                                 FORM 10-Q

                       -------------------------------

    (Mark one)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Shares Outstanding at November 7, 1997
------------------------------   --------------------------------------
Common Stock, without par value            19,996,288 shares


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CASTLE & COOKE, INC.

                                FORM 10-Q
                          FOR THE QUARTER ENDED
                            SEPTEMBER 30, 1997

                            TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

    Item 1.        Financial Statements

         Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations --  Quarter and nine months ended September 30, 1997 and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

    Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                                 CASTLE & COOKE, INC.
                             CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)



                                                September 30,    December 31,
                                                     1997           1996
                                                 (Unaudited)     (Audited)
                                                ------------    ------------
Cash and cash equivalents                       $     1,283     $     5,663
Receivables, net                                     36,725          32,567
Real estate developments                            517,070         511,358
Property and equipment, net                         453,761         444,435
Income tax receivable                                     -           9,209
Other assets                                         17,803          16,590
                                                ------------    ------------
     Total assets                               $ 1,026,642     $ 1,019,822
                                                ------------    ------------
                                                ------------    ------------

Notes payable                                      $145,106        $142,130
Note payable to Dole                                 10,000          10,000
Accounts payable                                     18,292          16,630
Accrued liabilities                                  28,671          30,150
Deferred income taxes                               177,349         172,819
Deferred income and other liabilities                28,127          29,086
                                                ------------    ------------
     Total liabilities                              407,545         400,815
                                                ------------    ------------

Redeemable preferred stock                           36,225          35,700
Common shareholders' equity
     Common stock                                   511,510         511,075
     Retained earnings                               71,362          72,232
                                                ------------    ------------
          Total common shareholders' equity         582,872         583,307
                                                ------------    ------------
     Total liabilities and shareholders' equity $ 1,026,642     $ 1,019,822
                                                ------------    ------------
                                                ------------    ------------


           The accompanying notes are an integral part of these
                        consolidated balance sheets.

                            CASTLE & COOKE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

      (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)


                                                      Quarter Ended                  Nine Months Ended
                                                       September 30,                   September 30,
                                                  -----------------------       -------------------------
                                                      1997           1996          1997            1996
                                                  ---------      ---------      ---------     ----------
REVENUES
    Residential property sales                    $  28,521      $  31,011      $  82,494     $  131,301
    Resort revenues                                  13,027         10,431         43,311         40,919
    Commercial and other revenues                    12,913         13,236         37,891         40,151
    Gain on sale of income producing properties           -          4,207              -          4,207
                                                  ---------      ---------      ---------     ----------
         Total revenues                              54,461         58,885        163,696        216,578

COST OF OPERATIONS
    Cost of residential property sales               25,677         27,844         74,143        114,860
    Cost of resort operations                        17,900         16,228         54,061         52,364
    Cost of commercial and other operations           7,149          8,358         21,963         25,609
    General and administrative expenses               3,304          3,158         10,596         10,048
                                                  ---------      ---------      ---------     ----------
         Total cost of operations                    54,030         55,588        160,763        202,881
                                                  ---------      ---------      ---------     ----------

Operating income                                        431          3,297          2,933         13,697
Interest and other income, net                          463            419          1,527          1,240
Interest expense, net                                   105            220            689          1,852
                                                  ---------      ---------      ---------     ----------
Income before income taxes                              789          3,496          3,771         13,085
Income tax provision                                   (310)        (1,381)        (1,491)        (5,169)
                                                  ---------      ---------      ---------     ----------
Net income                                              479          2,115          2,280          7,916
Preferred stock dividend and accretion               (1,050)        (1,046)        (3,150)        (3,153)
                                                  ---------      ---------      ---------     ----------
Net income (loss) available to
  common shareholders                              $   (571)      $  1,069       $   (870)      $  4,763
                                                  ---------      ---------      ---------     ----------

Earnings (loss) per common share                   $  (0.03)      $   0.05       $  (0.04)      $   0.24
                                                  ---------      ---------      ---------     ----------
                                                  ---------      ---------      ---------     ----------

Average number of common shares outstanding          19,978         19,955         19,964         19,954
                                                  ---------      ---------      ---------     ----------
                                                  ---------      ---------      ---------     ----------





             The accompanying notes are an integral part of these
                   consolidated financial statements.

                                 CASTLE & COOKE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                                                  Nine Months Ended
                                                             ---------------------------
                                                             September 30,  September 30,
                                                                  1997           1996
                                                             -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  2,280      $   7,916
  Adjustments to reconcile net income to cash flow
    provided by operating activities:
    Gain on sale of income producing properties                          -         (4,193)
    Depreciation and amortization                                   13,109         12,908
    Other                                                               40             75
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables, net                         (4,158)         5,317
    (Increase) decrease in real estate developments                 (5,519)        27,786
    Decrease in income tax receivable                                9,209              -
    Increase (decrease) in accounts payable                          1,662         (1,790)
    Decrease in accrued liabilities                                 (1,479)        (4,323)
    Increase (decrease) in deferred income taxes                     4,530        (16,298)
    Net change in other assets and liabilities                      (2,017)         1,008
                                                             -------------  ------------
    Net cash provided by operating activities                       17,657         28,406
                                                             -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of income producing properties                    -         36,231
    Acquisition of property and equipment                          (22,783)       (21,157)
                                                             -------------  ------------
    Net cash (used in) provided by investing activities            (22,783)        15,074
                                                             -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (reduction) under revolving loan agreement          2,976        (41,864)
    Proceeds from exercise of stock options                            395             47
    Preferred stock dividends paid                                  (2,625)        (2,897)
                                                             -------------  ------------
    Net cash provided by (used in) financing activities                746        (44,714)
                                                             -------------  ------------
    Net decrease in cash and cash equivalents                       (4,380)        (1,234)
    Cash and cash equivalents at beginning of period                 5,663          4,781
                                                             -------------  ------------
    Cash and cash equivalents at end of period                    $  1,283      $   3,547
                                                             -------------  ------------
                                                             -------------  ------------
SUPPLEMENTAL CASH FLOW DATA
    Interest paid, net of amount capitalized                      $    671      $   1,357
    Income taxes (refunded) paid                                   (12,204)        21,466




            The accompanying notes are an integral part of these
                    consolidated financial statements.

                                 CASTLE & COOKE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and nine months ended September 30, 1997 and September 30, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. In addition, the statements contained herein which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors that, by their nature, involve risk and uncertainties. Potential risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets or in developing products that are different from its current products, the effect of geographic concentration of assets or markets, the impact of competitive products and pricing, and govermental regulations and the need for governmental approvals. Other factors that could cause actual future results to differ materially from past results include the following: business conditions and general economy; competitive factors; political decisions affecting land use, capital resources, interest rates and other risks inherent in the real estate business.

    Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are contingently liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf.

    The Company is involved from time to time in various claims and legal actions arising in the normal course of business. In the opinion of management, the final resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

    Third quarter consolidated revenues decreased from $58.9 million in 1996 to $54.5 million in 1997, and consolidated revenues for the first nine months of the year decreased from $216.6 million in 1996 to $163.7 million in 1997. Third quarter residential property sales decreased from $31.0 million in 1996 to $28.5 million in 1997. Residential property sales for the first nine months of the year decreased from $120.1 million in 1996 to $82.5 million in 1997, excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11.2 million in the second quarter of 1996. Third quarter deliveries decreased from 112 homes in 1996 to 95 homes in 1997 and deliveries for the first nine months decreased from 408 homes in 1996 to 256 in 1997. The average price per home increased in the quarter from $246,000 in 1996 to $258,000 in 1997. The decrease in residential property sales and deliveries was primarily due to a soft residential market on Oahu. The increase in the third quarter average price per home in 1997 compared to the same period in 1996 was primarily due to product mix. Third quarter resort revenues increased from $10.4 million in 1996 to $13.0 million in 1997. This increase was primarily due to improved occupancy and room rates at the resorts and increased luxury resort residential sales of $627,000. The $4.2 million gain on sale of income producing properties in the third quarter of 1996 is due to the sale of three Mississippi Apartment complexes and a Bakersfield office building which generated an aggregate of $37.5 million in revenues partially offset by $33.3 million in capitalized and selling cost.

COST AND EXPENSES

    Third quarter consolidated cost of operations decreased from $55.6 million in 1996 to $54.0 million in 1997, and consolidated cost of operations for the first nine months decreased from $202.9 million in 1996 to $160.8 million in 1997. The cost of residential property sales as a percentage of residential property sales increased from 88% in the first nine months of 1996 to 90% in the first nine months of 1997, excluding the 1996 agricultural land sale. The increase is primarily due to aggressive marketing programs and sales incentives used in the Oahu residential operations, which have been necessary to stimulate activity in the soft market. The 1996 agricultural land sale generated approximately $1.9 million in operating income.
Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues improved from 136% in the third quarter of 1996 to 120% in the third quarter of 1997. This improvement is primarily due to increased occupancy and average daily room rates. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. The third quarter luxury resort residential operating margin decreased from a loss of $188,000 in 1996 to a loss of $296,000 in 1997. The luxury resort residential operating margin improved from $460,000 in the first nine months of 1996 to $609,000 in the first nine months of 1997. Resort depreciation increased from $2.0 million in the third quarter of 1996 to $2.2 million in the third quarter of 1997. Resort depreciation increased from $6.3 million in the first nine months of 1996 to $7.0 million in the first nine months of 1997.

    Third quarter cost of commercial and other operations as a percentage of commercial and other operations revenues improved from 63% in 1996 to 55% in 1997. This improvement is primarily due to the opening of the Marketplace shopping center in the forth quarter of 1996 and the sale of two industrial/commercial land parcels in Bakersfield in 1996. These sales had a combined profit margin of 10%.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

    Total interest incurred in the third quarter and the first nine months of 1997 was $2.8 million and $8.7 million, respectively. Total interest capitalized into real estate development and property and equipment in the third quarter and first nine months of 1997 was $2.7 million and $8.0 million, respectively. Total interest incurred in the third quarter and the first nine months of 1996 was $2.9 million and $9.7 million, respectively. Total interest capitalized into real estate development in the third quarter and first nine months of 1996 was $2.7 million and $7.8 million,
respectively.   Total borrowings were $155.1 million at September 30, 1997 compared to $153.1 million at September 30, 1996. Amortization in cost of sales of previously capitalized interest totaled approximately $921,000 and $410,000 for the third quarters of 1997 and 1996, respectively.

NET INCOME AND EARNINGS PER SHARE

    Preferred stock dividend and accretion relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995.

    Third quarter net loss available to common shareholders was $571,000 compared to third quarter net income available to common shareholders of $1.1 million in 1996. The net loss available to common shareholders for the first nine months of 1997 was $870,000 compared to net income available to common shareholders of $4.8 million for the first nine months in 1996. These decreases are primarily due to lower operating results described above.

BACKLOG

    The Company's new orders and backlog for homes for 1997 compared to 1996 were as follows:

                                          Quarter Ended      Nine Months Ended
                                          September  30,      September 30,
                                         -----------------   -----------------
                                          1997     1996        1997      1996
                                         -------  -------    -------  --------
Units
Backlog at beginning of the period          82       121          55       133
Add:  new orders                           131       139         319       423
Less: deliveries                           (95)     (112)       (256)     (408)
                                         -------  -------    -------  --------
    Backlog at end of the period           118       148         118       148
                                         -------  -------    -------  --------
                                         -------  -------    -------  --------
Dollars (in thousands)
Backlog at beginning of the period      $24,134  $33,801     $15,143   $34,298
Add:  new orders                         31,644   36,627      82,086   114,765
Less: deliveries                        (24,496) (27,604)    (65,947) (106,239)
                                         -------  -------    -------  --------
    Backlog at end of the period        $31,282  $42,824     $31,282   $42,824
                                         -------  -------    -------  --------
                                         -------  -------    -------  --------

The decrease in new orders and deliveries for the first nine months of 1997 as compared to 1996 is primarily due to a soft residential housing market on Oahu.

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

    On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three- year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At September 30, 1997, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At September 30, 1997, total borrowings under the Credit Agreement were $145 million and the weighted average interest rate was 7.14%. Effective October 1, 1997, the Company entered into two five year interest rate contracts to hedge against rising interest rates. These contracts effectively convert $80 million of the Company's variable rate debt to fixed rated debt at an average rate of 7.26%, as adjusted based on the Company's total debt outstanding. Market risk exposure is limited to the net interest differential between the variable rate debt under the credit facility and the fixed rate debt, which is reflected in interest incurred. At September 30, 1997, the Company is in compliance with the various financial covenants of the Credit Agreement.

    On Oahu, the Leilehua, Verifone, Cannery Development, Town Center of Mililani and Dole Plantation properties are pledged as collateral pursuant to the Credit Agreement. On the mainland, the Marketplace, Schirra Court, 10000 Ming, Premier Plaza, Landmark Center, Horizon at Six Forks, Regents Center and One Norman Square properties are also pledged as collateral. In connection with this agreement, independent third parties performed an appraisal of each pledged property in the first quarter of 1997. The total appraised value of these properties was $261.9 million. The undeveloped land associated with these properties was not valued in connection with these appraisals.

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

    Residential development spending was $58.5 million in the first nine months of 1997. Spending during the first nine months of 1997 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $29.1 million, $8.9 million and $6.0 million, respectively. Spending during the first nine months of 1997 at the Seven Oaks, Brimhall and Silver Creek residential developments in Bakersfield was approximately $5.9 million, $3.7 million and $1.5 million, respectively. Spending during the first nine months of 1997 at the Sierra Vista residential development in Arizona was approximately $1.6 million. The Company expects to spend approximately $8 million in the fourth quarter of 1997 for the new Keene's Point development in Orlando, Florida. The initial land purchase, which is currently in escrow, is expected to close in the fourth quarter of 1997 with lot sales commencing in the third quarter of 1998.

    Total resort development and capital spending was approximately $10.1 million during the first nine months of 1997. Spending at the Manele and Koele luxury home developments during the first nine months of 1997 was approximately $5.9 million and $1.2 million, respectively.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Capital expenditures at the commercial projects totaled $19.8 million during the first nine months of 1997 and primarily related to the construction of the 299,000 square foot Marketplace shopping center in Bakersfield, California ($5.7 million) and the 127,000 square foot Premier Plaza II office building in Atlanta, Georgia ($8.1 million). During the remainder of 1997, the Company expects to spend approximately $5.1 million on construction of Premier
II. Phases I & II of the Marketplace, consisting of approximately 214,000 square feet, are 100% leased. Construction on phase III (86,065 square feet) is expected to occur during 1998 and 1999. Leases have been executed for 56% of the Premier II building and letters of intent have been signed for an additional 4%. The Company expects to spend approximately $2.8 million during the remainder of 1997 on the construction of Regents II, a 41,000 square foot commercial office building adjacent to the Company's fully leased Regents Center in Tempe, Arizona. Construction is expected to be completed in the fourth quarter of 1997. In the third quarter of 1997, a single tenant leased the entire 41,000 square feet. The Company recently began construction on an 18-hole daily fee golf course adjacent to the Company's existing course in San Jose, California. Construction costs in 1997, relating to this Jack Nicklaus designed course, are expected to be approximately $6 million.

    Cash flow from operating activities decreased $10.7 million during the first nine months of 1997 as compared to the corresponding period in 1996. The decrease is primarily due to a net decrease in real estate projects of $27.8 million in 1996 compared to a net increase of $5.5 million in 1997.
The decrease in 1996 was primarily due to weak market conditions on Oahu.
The change in real estate developments was partially offset by a decrease in deferred income taxes of $16.3 million in 1996 compared to an increase of $5.5 million in 1997. Cash flow used in investing activities increased $37.9 million during the first nine months of 1997 as compared to the corresponding period in 1996. The change is primarily due to the sale of two income producing properties in the third quarter of 1996 for $36.2 million. Cash flow provided by financing activities increased $45.5 million during the first nine months in 1997 as compared to the corresponding period in 1996. The change is primarily due to net reductions under the Credit Agreement
(or its predecessor) of $41.9 million during the first nine months of 1996 compared to net borrowings of $3.0 million in 1997.

                            CASTLE & COOKE, INC.

                                  PART II.

                             OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits

    Exhibit
       No.
    -------
      27      Financial Data Schedule


     (b)      Reports on Form 8-K

              THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

All other items required under Part II are omitted because they are not applicable.

                                 CASTLE & COOKE, INC.
                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CASTLE & COOKE, INC.
                                            Registrant




Date:   November 7, 1997                    BY  /s/ Edward C. Roohan
                                            --------------------------
                                            Edward C. Roohan
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal financial officer)

Date:   November 7, 1997                    BY  /s/ Scott J. Blechman
                                            --------------------------
                                            Scott J. Blechman
                                            Vice President and
                                            Corporate Controller
                                            (Principal accounting officer)