Form 10-K405
period 1997-12-31
CASTLE & COOKE INC/HI/
filed 1998-03-30
CIK 1002506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14020

                              CASTLE & COOKE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           HAWAII                          77-0412800
(State or Other Jurisdiction    (I.R.S. Employer Identification
             of                             Number)
      Incorporation or
       Organization)

                            10900 WILSHIRE BOULEVARD
                         LOS ANGELES, CALIFORNIA 90024

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310) 208-3636
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, No Par Value            New York Stock Exchange

                            ------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998 was approximately $240,847,016.

    The number of shares of Common Stock outstanding as of February 28, 1998 was 19,996,288.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Applicable portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

ITEM NUMBER
IN FORM 10-K                                                                                                         PAGE
-----------------------------------------------------------------------------------------------------------------  ---------

                                                           PART I

       1.  Business..............................................................................................  1
       2.  Properties............................................................................................  19
       3.  Legal Proceedings.....................................................................................  23
       4.  Submission of Matters to a Vote of Security Holders; Executive Officers of the Registrant.............  23

                                                          PART II

       5.  Market for the Registrant's Common Equity and Related Stockholder Matters.............................  25
       6.  Selected Financial Data...............................................................................  25
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................  27
       8.  Financial Statements and Supplementary Data...........................................................  36
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................  57

                                                          PART III

      10.  Directors and Executive Officers of the Registrant....................................................  57
      11.  Executive Compensation................................................................................  57
      12.  Security Ownership of Certain Beneficial Owners and Management........................................  57
      13.  Certain Relationships and Related Transactions........................................................  57

                                                          PART IV

      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................  57
           (a)  1. Financial Statements..........................................................................  57
           2. Financial Statement Schedules......................................................................  57
           3. Exhibits...........................................................................................  58
           (b) Reports on Form 8-K...............................................................................  59

SIGNATURES.......................................................................................................  60

FINANCIAL STATEMENT SCHEDULES....................................................................................  61

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

    The Company is engaged in three principal businesses: residential real estate, resorts and commercial real estate. Castle conducts residential real estate development operations on the island of Oahu in the State of Hawaii, and in Bakersfield, California, Sierra Vista, Arizona and Orlando, Florida. Castle's resort operations are located in Hawaii on the island of Lana'i and include two luxury resort hotels, The Lodge at Koele and The Manele Bay Hotel, two golf courses, and luxury vacation home developments associated with the resort hotels. It is developing commercial properties in Bakersfield and San Jose, California; Raleigh, North Carolina; Atlanta, Georgia; Phoenix and Sierra Vista, Arizona; Orlando, Florida and on Oahu. Castle also owns and manages office buildings, shopping centers and other commercial properties in California, Hawaii, Arizona, North Carolina and Georgia. The Company occasionally disposes of property which either does not meet its business needs or can be sold at an advantageous price due to market conditions.

    The Company's residential real estate, resorts and commercial real estate businesses are described in more detail below. In 1997 and Castle's two preceding fiscal years, Castle had no foreign operations or export sales. For detailed financial information with respect to the Company's business and operations including amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments and to domestic operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II herein.

    Statements herein that are not historical facts are "forward-looking statements." Forward-looking statements can be identified by the use of words such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "proposes", "plans", "intends", or other similar terminology. Forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets, the effect of economic conditions and geographic concentration, the impact of competitive products and pricing, materials prices and labor costs, and governmental regulations and the need for governmental approvals. These and other factors can affect the Company's financial results and operations, and can cause them to differ from current expectations and plans.

RESIDENTIAL REAL ESTATE

    Castle is one of the largest developers and builders of single-family and multi-family homes on the island of Oahu in the State of Hawaii, and one of the largest developers of residential real estate in Bakersfield, California and Sierra Vista, Arizona. It began development of a master planned community in Orlando, Florida in December 1997, which is planned to include single-family homes and a golf course and clubhouse. Castle's residential real estate operations on Oahu include the development, construction and marketing of single-family and multi-family detached and attached homes within master-planned residential communities and on other parcels of land, which have been acquired and developed by Castle. In Bakersfield, which is located approximately 100 miles north of Los Angeles, Castle primarily subdivides and develops residential communities and sells finished homesites to national and local homebuilders.

While Castle has focused on the sale of homesites to national and local homebuilders, it also engages in limited homebuilding on its properties in Bakersfield, including building single-family homes for the active adult market. In addition, Castle is developing and selling homesites in Sierra Vista, Arizona located approximately 70 miles southwest of Tucson. In Orlando, Florida, Castle is developing a residential community and selling finished homesites to homebuilders.

    Castle owns large parcels of entitled and unentitled residential land in the Oahu, Bakersfield and Sierra Vista markets. Castle's land in Orlando is entitled. "Entitled" land is land that has received all necessary land use and zoning approvals for development from the appropriate state, county and local governments, except for any required plat maps, subdivision approvals, grading and building permits and other secondary approvals. "Unentitled" land is land that has not received all such approvals.

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

HAWAII'S "AFFORDABLE" HOUSING PROGRAM

    Governmental agencies in Hawaii have implemented various formal and informal policies at both the state and local levels in an effort to increase the supply of low-income and moderate-income housing. As a condition to classifying land for urban development, the State Land Use Commission ("LUC") and the County Councils for each county in Hawaii determine, most often at the time of entitlement proceedings before those bodies, requirements, on a project-by-project basis, for the provision by residential developers of "affordable" housing. Generally, the State of Hawaii has required developers of residential projects to offer for sale to eligible buyers a portion (recently 50% to 60%) of the total number of units in the project at prices that are affordable to buyers whose incomes are between 80% and 140% of median local income as determined by the United States Department of Housing and Urban Development ("HUD"). Counties have supported this policy and normally require that a portion of the "affordable" units (recently 10-30% of the total number of units) be affordable to families whose incomes are between 80% and 120% of the HUD median local income.

    The State LUC had required that 50% of the homes sold in Mililani Mauka be affordable to families with incomes between 80% and 140% of the median local income (as determined by HUD). Within this 50% requirement, the City and County of Honolulu requires that at least 10% of the homes be affordable to families whose income is not more than 80% of the HUD median local income. In 1996, the State of Hawaii, through the Governor's Office, initiated a change in its affordable housing policies by assigning the implementation and enforcement of such policies to the Counties. Based on this new policy, the Company sought and was granted an amendment to the affordable housing requirements that were imposed by the State LUC on its Mililani Mauka Phase I and Phase II projects. The earlier LUC requirement that 30% of the homes be affordable to buyers earning between 80% and 120% of HUD median local income, and the requirement that 20% of the homes be affordable to buyers earning between 120% and 140% of the HUD median local income were replaced with a requirement that the Company satisfy the affordable housing requirements imposed by the City and County of Honolulu. Accordingly, the Company expects to be required to sell units in Mililani Mauka as follows. For Mililani Mauka Phase I and Phase II-B, 10% of the units would be affordable to families with incomes of not more than 80% of the HUD median local income and 20% of the units would be affordable to families with incomes between 80% and 120% of HUD median local income. For Mililani Mauka Phase II-A, 10% of the units would be affordable to families with incomes of not more than 80% of the HUD median local income and 40% of the units would be affordable to families with incomes between 80% and 140% of HUD median local income.

    The determination of whether a home is "affordable" is based on an assessment of whether a purchaser is able to satisfy certain specified mortgage criteria. For example, the 1997 HUD median local income for a family of four in the City and County of Honolulu (Oahu) was $57,900. Therefore, in an affordable project in Mililani Mauka, allocating one-third of monthly income for housing, and assuming a customer trust fund amount for insurance, real property tax and maintenance of $195 per month, a 10% down payment, a 30-year loan and an annual interest rate of 7.45%, a home priced at approximately $172,000 would be "affordable" for a family earning 80% of HUD median local income and a home priced at approximately $325,000 would be "affordable" for a family earning 140% of HUD median local income.

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

DEVELOPMENTS

    MILILANI TOWN, Castle's largest development, is an approximately 3,500-acre master-planned community located on the central plain of Oahu, approximately 18 miles northwest of downtown Honolulu. Mililani Town, which was founded 30 years ago, has a population of approximately 37,000 and offers a full range of residential, commercial, educational and recreational services. It is anticipated that Mililani Town will eventually house approximately 50,000 residents in approximately 16,000 single-family and multi-family units.

    In Mililani Makai, the first section of the community to be developed, Castle sold approximately 9,300 units on approximately 2,300 acres of land. In Mililani Mauka, the section of Mililani Town currently undergoing development, Castle currently plans to develop approximately 6,213 units on approximately 1,200 acres. The necessary land use and zoning approvals for these units have been received, roadways are being built and utilities are being installed in each subdivision, and sales of approximately 3,075 (including 360 units built and sold by a third party) of the 6,213 units currently planned have closed through December 31, 1997. Castle's market-priced homes in the first phase of Mililani Mauka range in size from approximately 800 to 2,700 square feet of living area and in price from approximately $250,000 to over $500,000. Castle has designed Mililani Mauka to allow it to build to suit market conditions by developing moderately priced and higher-priced homes. Based upon 1997 HUD median local income, "affordable" homes in Mililani Mauka are currently priced from approximately $115,000 to $250,000.

    ROYAL KUNIA is an approximately 270-acre master-planned community being built in central Oahu, approximately 19 miles west of downtown Honolulu. The undeveloped residential areas of Royal Kunia were purchased in August 1992 as entitled but unimproved land by a limited partnership in which a wholly owned subsidiary of Castle is the sole general partner and holds a 50% interest. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The master plan provides for 1,748 units at Royal Kunia, including 974 market-priced units and 774 "affordable" units. The price of the market-priced single-family homes (between approximately 800 and 2,000 square feet of living area) ranges from approximately $225,000 to $325,000. Based upon 1997 HUD median local income, "affordable" housing is currently priced from approximately $200,000 to $235,000. Sales of 630 units had closed through December 31, 1997.

    LALEA AT HAWAII KAI is a low-rise condominium development proposed to contain approximately 290 units in the community of Hawaii Kai in East Oahu. Located on approximately 22 acres of land, all units are market priced and range in price from approximately $220,000 to $320,000. Closings commenced in the third quarter of 1996, and 141 units had closed through December 31, 1997.

    NA PU'U NANI AT WAIKOLOA is a proposed residential development on the island of Hawaii which forms a part of Waikoloa Village. Na Pu'u Nani is held by a joint venture in which a wholly-owned subsidiary of Castle is the managing general partner and holds a 30% interest. The joint venture acquired the property in 1990. In September 1993, the joint venture filed suit against the party from whom the property was purchased. The parties settled this litigation in January 1996, prior to trial, under terms that the Company believes will be beneficial should it proceed with the project. The property remains undeveloped and this project is currently inactive, pending improvement of market conditions.

SALES AND MARKETING

    In Hawaii, Castle promotes its residential developments through general public awareness of Castle using public relations activities and advertising in the local media. Castle employs in-house commissioned sales personnel and generally maintains on-site sales offices for each subdivision or project. Castle also retains outside brokers, sales and marketing firms and consultants in the marketing of its homes. Castle sells its homes in its Royal Kunia development on Oahu through an affiliate of its limited partner in the project. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Castle has from time to time utilized various sales incentives in marketing its homes and has facilitated the financing process by providing closing credits and by purchasing commitments from local financial institutions to provide fixed-rate mortgage loans to eligible buyers. Homebuyers must comply with the credit criteria required by these institutions.

ORDER INVENTORY AND BACKLOG

    Castle's inventory of completed homes on Oahu varies according to the stage of development of each of Castle's communities. It is currently Castle's practice to include a home in backlog at the contract price upon execution of a sales contract and receipt of money on deposit (usually $1,000 to $5,000), and to remove it from backlog upon transfer of title. Backlog may vary substantially over time because Castle's communities are long-term projects that are frequently at different stages of development. In the past, the Company has generally allowed prospective purchasers who are unable to obtain financing to cancel their contracts and has refunded their deposit. During the past five years, the Company experienced an average contract cancellation rate of approximately 25%.

    The following table sets forth the dollar amount of backlog orders for Castle's residential projects on Oahu in Hawaii as of December 31, 1997 and as of December 31, 1996.

                                      OAHU
                                 BACKLOG--HOMES
                           (DOLLARS ARE IN THOUSANDS)

                                                                         1997         1996
                                                                      -----------  -----------
Backlog at beginning of year........................................  $    15,053  $    32,853
New orders..........................................................      107,348      140,446
Deliveries..........................................................     (110,481)    (158,246)
                                                                      -----------  -----------
Backlog at end of year..............................................  $    11,920  $    15,053
                                                                      -----------  -----------
                                                                      -----------  -----------

THE HAWAII ECONOMY AND HOUSING MARKET

    The Hawaii economy weakened and continued to worsen throughout 1997. The Hawaii economy is strongly influenced by tourism. Comparing 1993 to 1990, tourism declined (as measured by total visitor count) by approximately 12.1%. Comparing 1996 to 1993, tourism increased by approximately 11.4%. However, in late 1996 tourism again declined to below levels for the same period in 1995. In 1997, total visitor count to Hawaii increased by 0.7% over 1996, attributable to an increase in westbound travel. Visitor days, however, declined by 2%. Honolulu's rate of inflation for 1997 was 0.7% compared to a national average of 2.3%. In terms of job growth, Hawaii experienced a loss of jobs in 1997, and Hawaii's 1997 average monthly unemployment rate of 6% exceeded the national average by approximately 1%. Overall, the Hawaii economy is experiencing a significant downturn. Furthermore, the dramatic weakening of a number of economies and markets of countries in Asia and the Far East is expected to have an adverse effect on the Hawaii economy, including tourism, and may prolong Hawaii's recession. No assurance can be given that Hawaii will experience economic growth in the future. A prolonged economic downturn would have a material adverse effect on Castle's financial condition and results of operations. The Hawaii economy is also subject to risks associated with its weather. Heavy rainfall, hurricanes and other natural disasters could impact the local economy and Castle's operations.

    The median resale price of a single-family home on Oahu increased by approximately 3% in 1993, was unchanged in 1994, decreased by approximately 3% in 1995, decreased by approximately 4% in 1996 and decreased by approximately 8% in 1997. The number of re-sales of single-family homes on Oahu during 1996, as compared to 1995, decreased by approximately 6%; during 1997, as compared to 1996, the number of such re-sales increased by approximately 16%.

MAINLAND COMMUNITIES

    GENERAL

    Castle's U.S. Mainland communities are located in California, Arizona and Florida. Castle's active developments in California are in Bakersfield, the county seat of Kern County, located in the southern part of California's central (San Joaquin) valley. Castle's Bakersfield developments are located in the southwest part of the city in the vicinity of the California State University at Bakersfield. In Bakersfield, Castle subdivides and develops its landholdings into developable parcels and planned residential communities designed to meet demand for housing in each market segment. This includes homesites for single family homes in price ranges from entry level to luxury homes, including pre-designed as well as custom plans. Castle intends to continue the development of certain of its existing landholdings in California. In 1996 Castle sold approximately 3,000 acres of agriculturally zoned land in Bakersfield, and may sell additional such land in the future.

    Castle's active development in Arizona is in the town of Sierra Vista, where it subdivides and develops its land holdings into developable parcels and homesites to provide housing primarily for the military-based population and retirement market.

    In 1996, Castle formed a partnership with Golden Bear International, Inc. (a company wholly owned by professional golfer Jack Nicklaus) to develop master-planned communities featuring high-end, daily fee Jack Nicklaus signature courses as the central amenity. The partnership will explore and may make land acquisitions in major metropolitan markets with strong growth trends and an under supply of high-end daily fee golf courses. Castle will act as master-developer and general partner, with Golden Bear International, Inc. as limited partner, providing golf design, construction, and course management services. In 1996, the venture entered into a contract to acquire property for its first new community, Keene's Pointe in Orlando, Florida. This property comprises approximately 866 developable acres and in the town of Windermere adjacent to the Disney Preserve. Under the 1996 contract, the property is being purchased on a parcel by parcel basis over a 10-year period. The first parcel that was purchased in December 1997, comprises approximately 240 acres for a proposed 18-hole golf course and clubhouse and an additional 206 acres which is proposed for approximately 361 lots. An additional 80 acres, located adjacent to the Keene's Pointe project and proposed to be developed as an additional 158 lots, were purchased by the partnership in January 1998.

DEVELOPMENTS

    SEVEN OAKS is a master-planned community on approximately 1,000 acres that is designed to be the premier residential development in Bakersfield. Seven Oaks surrounds the Seven Oaks Country Club and Golf Course, which was developed by Castle and eventually will be contributed to a nonprofit mutual benefit corporation. Castle has the exclusive right to sell memberships in the Seven Oaks Country Club and is obligated to fund the net operating losses of the country club through the earlier of the time at which the club has 450 active golf memberships or October 31, 2002. As of December 31, 1997, 218 such memberships had been sold. Development of the community is being completed in phases, based on market demand. Castle has developed neighborhoods offering homesites for "move-up" to luxury homes in eight price ranges. Homesite prices in Seven Oaks range from approximately $25,000 to $250,000. Approximately 1,066 homesites remain to be developed on approximately 378 acres. Castle also plans to engage in limited homebuilding in this community, including single-family homes for the active adult market and single-family homes for the semi-custom market.

    SILVER CREEK is a master-planned community encompassing approximately 600 acres in Bakersfield. Castle offers homesites and homes at three price levels. Castle's homes are currently priced between approximately $80,000 and $100,000 and its homesites are priced between approximately $19,000 and $21,000. Approximately 560 homesites remain to be developed on approximately 182 acres.

    BRIMHALL, a residential community in Bakersfield comprised of approximately 1,232 acres, was originally planned to attract entry-level and move-up homebuyers. The prices of single-family homesites in the current phases in Brimhall range from approximately $18,500 to $64,000. Approximately 483 homesites remain to be developed on approximately 226 acres currently entitled. In addition, approximately 458 acres are currently being planned to complete the Brimhall community.

    FAIRWAYS, comprising approximately 225 acres, has the necessary zoning for an active adult community of approximately 700 units. Other Bakersfield residential projects include the HAGGIN OAKS, CAMPUS PARK, THE OAKS and RENFRO single-family developments (comprising approximately 566 single-family lots in total), and the MING & GOSFORD multi-family development.

    SIERRA VISTA consists of approximately 393 entitled acres and 4,644 unentitled acres near the City of Sierra Vista, located in Cochise County in the southeast portion of Arizona about 70 miles from Tucson. Sierra Vista contains single-family and multi-family homesites developed by Castle for sale to builders and individuals. The homesites in Sierra Vista are currently priced from approximately $13,000 to $55,000. Approximately 1,339 homesites remain to be developed on the approximately 393 entitled acres.

    KEENE'S POINTE in Orlando consists of approximately 896 acres, including the approximately 240 acre Jack Nicklaus designed golf course that is under construction. Purchase of the property and development of this project is planned to occur in phases, based on market demand. Castle will develop and sell homesites for "semi-custom" to luxury homes to homebuilders. Homesites are priced between approximately $48,000 and $455,000. Approximately 1,058 homesites are planned to be developed on approximately 656 acres.

SALES AND MARKETING

    In California and Florida, Castle markets its developments through local newspaper, magazine, radio and outdoor advertising, promotional literature, and sales meetings conducted for both individual homebuyers and residential brokers and builders. Castle also maintains a sales center in Bakersfield, a sales center in Sierra Vista and a sales center in Windermere (Keene's Pointe) to display available homesites to prospective builders and individual buyers. In Arizona, Castle advertises Sierra Vista as a national retirement community and has been actively marketing the area through national magazines. In California, Florida and Arizona, Castle occasionally uses outside brokers in marketing its properties. Castle sells its finished homesites in Bakersfield, Arizona and Florida to homebuilders. Castle also sells options in Bakersfield and at Keene's Pointe to homebuilders to acquire a number of available homesites, and it has been Castle's experience in Bakersfield that nearly all of the options granted pursuant to the agreements have been exercised in full. The down payment on these options in Bakersfield typically equals 10% of the aggregate purchase price of the homesites. Sales of homesites in Bakersfield include options to repurchase. Contracts for homesites sold by Castle in Bakersfield provide for Castle's approval of home design and construction and the lots are subject to architectural control covenants.

    From time to time, Castle provides financing to buyers of its California, Arizona and Florida homesites by taking promissory notes instead of cash for a portion of the sales price of the properties it sells. Down payments on these transactions have averaged between 20% to 25%.

ORDER INVENTORY AND BACKLOG

    Castle's inventory of developed homesites in California, Arizona and Florida varies according to the stage of development of each of Castle's communities. It is currently the policy of Castle to limit its inventory of completed but unsold homesites in Bakersfield and Sierra Vista to less than one year of anticipated demand. It has been Castle's experience that nearly all of the options granted to homebuilders in Bakersfield have been exercised in full.

    The following table sets forth the dollar amount of backlog orders for Castle's homesite development in California, Arizona and Florida as of December 31, 1997 and as of December 31, 1996.

                              MAINLAND COMMUNITIES
                               BACKLOG--HOMESITES
                           (DOLLARS ARE IN THOUSANDS)

                                                                           1997        1996
                                                                        ----------  ----------
Backlog at beginning of year..........................................  $    7,959  $    9,901
New orders............................................................      30,393      12,498
Deliveries............................................................     (18,388)    (14,440)
                                                                        ----------  ----------
Backlog at end of year................................................  $   19,964  $    7,959
                                                                        ----------  ----------
                                                                        ----------  ----------

THE BAKERSFIELD ECONOMY AND HOUSING MARKET

    A substantial majority of Castle's residential developments in the continental United States are located in Bakersfield, the county seat of Kern County. Kern County's population was approximately 628,000 persons, comprising approximately 225,000 households in 1997. Bakersfield is one of the most affordable cities in California (based on a November, 1996 survey by the National Association of Homebuilders). The population of metropolitan Bakersfield increased from approximately 329,000 in 1990 to approximately 377,000 in 1997, an average annual growth rate of 2.1% versus 1.3% for California as a whole. The median resale price of a single-family home in Bakersfield decreased by approximately 3.5% in 1997, compared to a national average increase of approximately 4.9%.

    Kern County is the leading oil-producing county in the lower 48 states and the third leading agricultural county (based on crop value) in the United States. The Bakersfield economy is sensitive to economic, political and weather conditions affecting oil and agriculture, and the California economy has suffered considerably in recent years. In the first quarter of 1998, the price for locally produced crude oil (known as Kern River crude) was at a 12-year low, down more than 50 percent from October 1997. This price decrease is expected to lead to cutbacks in spending by area oil producers. The climate and geology of California present certain risks for natural disasters and other sudden events. The Bakersfield area, like much of California, is at risk for seismic activity. Storms, floods, drought and earthquakes may have a material adverse effect on the local economy and on the properties or operations of Castle.

THE ORLANDO AND SIERRA VISTA ECONOMIES AND HOUSING MARKET

    The Keene's Pointe project is located in Orange County, Florida, in the town of Windermere adjacent to the Disney Preserve. In 1997 the median price of a single-family home in Windermere was approximately $96,000, the city's job growth rate was approximately 4.3% and its unemployment rate approximately 3.2%. Keene's Pointe is located approximately 30 miles from Orlando. Metropolitan Orlando is one of the fastest growing regions in the nation, adding approximately 40,000 jobs in 1997. Tourism is Florida's largest industry, and the Orlando area includes such major theme parks as Disney World, Universal Studios and Sea World.

    For Sierra Vista, Arizona, the 1997 median price of a single-family home was approximately $94,000, the city's job growth rate was approximately (0.9%) and its unemployment rate was approximately 8.1%.

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

    THE ENTITLEMENT PROCESS. Castle prepares the plans for each master-planned community providing for infrastructure, neighborhoods, commercial and industrial areas, educational and other public facilities as well as open space. Once preliminary plans have been prepared, Castle must obtain numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," before it can commence development and construction. In Hawaii and California, obtaining the necessary entitlements for large residential developments and master-planned communities is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project.

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

HOME CONSTRUCTION AND WARRANTIES

    For most of its projects, Castle contracts or subcontracts virtually all construction work. Independent contractors and subcontractors that are familiar with local requirements perform engineering, landscaping, master-planning and environmental impact analysis work. Castle engages consulting firms to assist in project planning and hires independent contractors and subcontractors to perform site development and construction work on individual projects. At all stages of production, Castle monitors and coordinates the activities of builders, contractors, subcontractors, consultants and suppliers.

    Castle provides customary warranties to purchasers of its homes. Castle evaluates its contractors and subcontractors and its builders with respect to their ability to meet potential warranty obligations. In addition to customary warranties provided by Castle to its homebuyers, Castle is subject in California to a state law, which establishes a ten-year period during which consumers can seek redress for latent defects in new homes.

RESORTS

    The island of Lana'i consists of approximately 90,500 acres and is the sixth largest of the Hawaiian Islands. The Company owns approximately 88,181 acres or 97% of the island. On Lana'i, Castle owns and operates two luxury resorts, with two championship golf courses. Castle is also developing two luxury vacation home projects on Lana'i. For the purposes of this discussion, the activities of Castle on Lana'i will be divided into three areas: Resorts, Resort Developments and Other Businesses on Lana'i.

RESORTS

    The Company owns and operates two luxury resorts, the Lodge at Koele and the Manele Bay Hotel, on Lana'i. The Company is responsible for all phases of lodging operations, including the hiring, training and supervision of all of the managers and employees necessary for the operation of the facilities, and the marketing and maintenance of the properties.

    THE LODGE AT KOELE, a 102-room luxury hotel situated in the wooded highlands of the island, opened in mid-1990. This resort hotel includes tennis facilities, stables and a riding facility, an executive putting course, a fitness center, two restaurants, a retail shop and award-winning gardens. There is also a championship 18-hole golf course, the Experience at Koele, designed by Greg Norman and course architect Ted Robinson, with a clubhouse, a retail shop and restaurant. In 1996, the Lana'i Pines Sporting Clays facility was opened featuring skeet, trap, compact sporting and a 14 station clays course catering to upscale shooters in one of the fastest growing sports in the United States. The resort, golf course, and restaurants have received numerous awards. In 1997, the Koele resort made Conde' Nast Traveler's Gold List with the highest score in Hawaii and was voted by its readers the World's Best Golf Resort as well as the best Pacific Rim Resort.

    THE MANELE BAY HOTEL, a 249-room luxury oceanfront resort, was opened in 1991. The Manele Bay complex includes a 12,000 square foot conference center, a spa facility, tennis center and pro shop, three restaurants, a retail shop and a salon. The resort also features an 18-hole championship golf course, the Challenge at Manele, designed by Jack Nicklaus, and a clubhouse with a pro shop and restaurant. The Manele Bay Hotel, restaurants and golf course have been recognized with numerous awards. In the 1997 Conde Nast Readers' Choice Poll, the Manele Bay Hotel was voted number three among the top 20 Pacific Rim Resorts and number four among the 50 best golf resorts. The resort was also rated by readers of Travel & Leisure as number 5 among the 25 Best Hotels in Hawaii.

    The following table sets forth combined operating statistics for the two hotels for fiscal years 1994 through 1997:

                                                                 1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------
Average daily room rate......................................  $     280  $     266  $     251  $     239
Occupancy rate...............................................        67%        62%        58%        55%
Room revenue per available room (daily)......................  $     187  $     166  $     143  $     130

    "Average daily room rate," for any period, is the aggregate room revenue from the two Lana'i resorts during such period, divided by the aggregate number of days during which guests occupied rooms at the two Lana'i resorts during such period. "Room revenue per available room," for any period, is the aggregate room revenue from the two Lana'i resorts during such period, divided by the number of rooms available at the two Lana'i resorts during such period.

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

    Approximately 40% of tourists traveling to Hawaii originate in California and Japan. During the 1990's, weak economic conditions in California and Japan have generally resulted in reduced room rates and reduced hotel occupancies throughout Hawaii. Tourism to Hawaii is affected by a number of variables, including general economic conditions, exchange rates, competition from other destinations, the cost and availability of airline transportation and the general popularity of the State. Lana'i is particularly vulnerable to changes in air service, which can be affected by adverse weather conditions. Many of these factors have had a negative effect on Hawaii tourism over the last several years, causing a decline in tourist arrivals from 1991 to 1994. Tourism improved in 1995, although the benefit of such improvement was felt primarily in Oahu and not on the neighbor islands, including Lana'i. In 1996 tourism was essentially flat, with the decline in mainland visitors offset by an increase in visitors from Japan. In 1997 tourism declined slightly overall with a decrease in Japanese business, due to a weak economy and an unfavorable exchange rate, only partially offset by an increase in arrivals from the mainland United States.

RESORT DEVELOPMENTS

    GENERAL

    Castle is a developer and builder of single-family and multi-family homes on the island of Lana'i. Castle develops land and designs, builds and sells high quality homes for the resort and local housing markets. Projects being developed or proposed include townhomes and detached single family homes for the luxury vacation homebuyer.

LUXURY VACATION HOME PROJECTS

    THE KOELE PROJECT. Koele, located at the edge of Lana'i City at an elevation of 1,800 feet, includes 632 acres zoned for hotels, golf, residential and park uses. The Lodge at Koele and The Experience at Koele golf course form the focus of the development. The first phase of the Koele luxury residential project includes the Villas at Koele, consisting of 88 proposed multi-family units on
18.5 acres, and 255 proposed single family units on 138 acres. The first phase of infrastructure, including all roads, utility and drainage improvements for the Villas at Koele and the 19 single family homesites in a project known as Puulani Ridge, was completed in August, 1995. The development and sale of the residential property in the Koele Project is expected to occur over a twenty-year period.

    The Villas at Koele are multi-family units, overlooking the Experience at Koele golf course. There are six floor plans ranging in size from approximately 1,360 square feet to approximately 2,660 square feet, with sales prices ranging from approximately $500,000 to $1,000,000. A sales center with six furnished model homes and sales office opened in December 1994, and construction on the first phase of 20 units commenced in March 1995. Pre-sales for the Villas at the Koele Project commenced in December 1994. As of December 31, 1997, there were six closings of sales of Villas townhomes (four in 1996 and two in 1995), and six unsold completed units.

    Luxury single-family homes at Koele are sold as a custom house and lot package, where the buyer selects a lot and house design and the Company constructs the house. Completed house and lot packages range in price from approximately $800,000 to $2,500,000. Three model homes were completed at Puulani Ridge in 1996. As of December 31, 1997, there were two closings and one contract of sale for single-family homes at Puulani Ridge.

    The vacation homes at Koele are marketed primarily to affluent individuals from the mainland United States and, to a lesser degree, Japan and Hawaii. Marketing efforts include local and national advertising and publicity, as well as those of an on-site sales team of licensed professionals. The majority of buyers are anticipated to be repeat guests of the Lodge at Koele or the Manele Bay Hotel. The development and construction of new luxury hotels in Hawaii and elsewhere, and continued economic weakness in Hawaii and Asia, could negatively impact occupancy levels at the resort hotels on Lana'i, resulting in a reduced number of vacation home sales.

    THE MANELE BAY PROJECT. The Manele Bay Project is located on approximately 868 acres on the southern coast of Lana'i. The property is currently zoned for hotel, golf course, commercial, residential, park and open space uses. The Manele Bay Hotel and The Challenge at Manele golf course will form the centerpiece of the development.

    The first increment of the Manele Bay Project will include 94 multi-family units on 33.4 acres and 166 single-family homesites on approximately 145 acres. The development of this increment will proceed in phases. The first phase of this increment has Concept Master Plan approval and Special Management Area ("SMA") approval from the County of Maui. Final subdivision approval, which must be obtained from the County prior to closing sales, is expected to be obtained by the third quarter of 1998. The Company does not currently have all required governmental approvals for the development of the second or any subsequent increments of the Manele Bay Project. There can be no assurance that Castle will obtain all such approvals and permits.

    The Company began accepting contracts and/or reservations for the Manele Bay Project in December of 1996. At December 31, 1997, four model homes had been completed at the Terraces, which is a multi-family project with five floor plans ranging in size from approximately 1,560 square feet to approximately 3,200 square feet. They are currently priced from approximately $800,000 to approximately $2.1 million. The single-family lots at Manele are currently priced from approximately $650,000 to approximately $2,450,000. The development and sale of the residential property at the Manele Bay Project is expected to occur over a twenty-year period. Currently, there are contracts for one single-family lot and ten multi-family units. Closings are expected to occur throughout 1998.

OTHER BUSINESSES ON LANA'I

    The Company is involved in a number of other businesses on Lana'i, including a residential redevelopment project and the operation of commercial properties and various support services.

    LANA'I CITY RESIDENTIAL REAL ESTATE PROJECT. The Company has embarked on a residential redevelopment project within Lana'i City that includes up to approximately 250 single family homes that are planned to be sold. This project involves the demolition of old plantation homes and rebuilding on the lots new single family homes mirroring the plantation style architecture. The single family plantation style homes are proposed to range in size from approximately 780 square feet to 1,344 square feet with prices ranging from approximately $115,000 to $260,000. In order to facilitate the construction of this project, Castle submitted an application to Maui County under HRS 201E-43, and has agreed to an affordable housing program to include 195 affordable housing and/or rental units. The County approved the application in April 1996. As of December 31, 1997, twenty-six plantation style homes have been completed, twelve sales have closed and nine are under contract for sale.

    Castle also plans to develop, build and manage approximately 164 multi-family units for rental to employees of Castle and other residents of Lana'i. Of these, currently 40 quad units are under construction and scheduled to be completed around the middle of 1998. Another 24 elderly housing units are under construction and expected to be completed in late 1998. Hale Mahaolu, Inc., a non-profit agency unaffiliated with the Company, will manage the elderly housing.

    COMMERCIAL PROPERTIES AND SUPPORT SERVICES. The Company owns and manages approximately 51,000 square feet of improved commercial lease space within Lana'i City. The Company is also engaged in a number of support businesses or activities on the island of Lana'i. These support operations include the management of approximately 542 residential rental units in Lana'i City, and prior to 1997, the management of a diversified agricultural program. Castle's agricultural operation on Lana'i included cattle grazing, forage production, a limited number of small crops and raising beef cattle and hogs. In 1997, Castle sold the cattle operation and has discontinued substantially all of its remaining agricultural operations. In addition, Castle owns and operates a water company, which is regulated by the Hawaii Public Utilities Commission and provides water service to the resorts, commercial customers, government entities and the residents of Lana'i City.

COMMERCIAL REAL ESTATE

HAWAII PROPERTIES

    On the island of Oahu, Castle is the developer and manager of the Mililani Technology Park, the Cannery Development, the Town Center of Mililani and the Dole Plantation. The following paragraphs describe each of the properties in more detail.

    MILILANI TECHNOLOGY PARK is a high technology/business park approximately two miles from Mililani Town and is comprised of approximately 230 acres. The park is planned to be an employment center for Central Oahu and Oahu's North Shore. The zoning for Mililani Technology Park requires that no less than 45% of the initial acreage be sold or ground leased to high technology companies. Phase One of the

Mililani Technology Park, consisting of approximately 100 acres, has received all necessary entitlements. Subdivision improvements for all but approximately 27 acres of Phase One are in place. Of the 100 acres in Phase One, 50 acres have been sold and four acres are leased with an option to buy. As of December 31, 1997, four developed lots in Phase One, totaling approximately 19 acres were being marketed for sale, with an additional 27 undeveloped acres remaining in this Phase. Phase Two, consisting of approximately 130 acres, has received Hawaii State Land Use Commission approval. The City approved the Development Plan application for Phase Two in December 1995. The zoning application will be submitted for approval by the City when market conditions warrant. Major development work is required in Phase Two, including subdivision improvements, a one million-gallon off-site water reservoir and adding capacity to off-site sewer lines. There are two buildings owned by Castle in the park: the 31,000 square foot Verifone Building, and the 21,000 square foot multi-tenant office building known as the Leilehua Building. Castle leases the Leilehua Building land from a third party. As of December 31, 1997, the Verifone Building was fully leased to a single tenant and the Leilehua Building was 99% leased; the two buildings, combined, had a monthly weighted average rent of $1.39 per square foot.

    CANNERY DEVELOPMENT. This property, previously used by Dole for its Hawaii pineapple cannery operations, consists of approximately 45 acres and is located approximately 10 minutes driving time to downtown Honolulu or to the Honolulu International Airport and 15-20 minutes driving time to Waikiki. The Iwilei property is in various stages of development. Approximately 20 acres are developed, including streets, parking lots and building pads. There is a plan for 23 acres to be developed as an urban business/ industrial park over the next five to seven years. The current operating properties within the Iwilei development include a single-tenant building (925 Dillingham), a multi-tenant building (801 Dillingham), and a multi-tenant office and retail center (the Dole Center). The 925 and 801 Dillingham buildings include 55,000 square feet and 54,000 square feet, respectively, of rentable office space. The Dole Center consists of multi-tenant office space (Dole Office Building and Castle & Cooke Building), a retail center (the Dole Cannery Square), and a 1,200-stall parking structure, which, along with the 748-stall Cannery parking lot, serves the entire Dole Center. The Dole Cannery Square, which consists of approximately 250,000 rentable square feet, includes a retail outlet center (Dole Cannery Outlets) and banquet facilities (Dole Visitor Center). Excluding the approximately 41,000 square feet of the Dole Center occupied by Castle's Hawaii headquarters and the Dole Cannery Square, the Cannery development currently has approximately 314,000 rentable square feet which, at December 31, 1997, was 74% leased to third parties with a monthly weighted average base rent of $1.27 per square foot.

    In February, 1998, Castle entered into an agreement to form a venture with Horizon/Glen Outlet Centers Limited Partnership ("Horizon"), a large developer of outlet centers in the United States, and the lessee of the Dole Cannery Square under a long-term master space lease that expires in 2044 (the "Cannery Lease"). Under this agreement, Horizon will contribute to the venture (i) its rights and obligations under the Cannery Lease, and (ii) substantially all of its economic interest in an approximately 368,000 square foot factory outlet center in Lake Elsinore, California, subject to existing mortgage financing, together with certain undeveloped property comprising approximately 200 acres and located adjacent to the Lake Elsinore outlet center. As of December 31, 1997, the Dole Cannery Square and the Lake Elsinore Outlet Center were approximately 33% and 91% leased, respectively. In exchange for its contributions to the venture, Horizon will be released from all continuing obligations under the Cannery Lease. Under the agreement with Horizon, which is expected to close in the second quarter of 1998, the Company will own a substantial majority of the venture and control its operations.

    Home Depot, the largest home improvement retailer in the United States, is currently conducting due diligence for a long-term ground lease of a nine-acre parcel at the Cannery development. Assuming satisfactory completion of due diligence, Home Depot is planning to build a 136,000 square foot store on the parcel which will be its first store in Hawaii. Home Depot has projected that the store will be open in late 1999.

    TOWN CENTER OF MILILANI is the fifth largest community shopping center on Oahu. The Town Center, which sits on approximately 45 acres (41 acres of which are owned by Castle), was built in phases with the first phase completed in 1987. In 1993, Wal-Mart entered into a ground lease for 11 acres and built a

137,000 square foot store (their first store in Hawaii) which opened in 1994. The Town Center contains approximately 441,000 rentable square feet, of which Castle owns approximately 394,000 rentable square feet. At December 31, 1997, approximately 97% of Castle's property was leased with a monthly weighted average base rent of $1.18 per square foot. Approximately 50,000 square feet of additional retail space or office space can be added to the Town Center.

    DOLE PLANTATION, located just north of the town of Wahiawa on a major road leading to the North Shore of Oahu, is a retail visitor operation, occupying two buildings totaling approximately 11,000 square feet on approximately 250 acres (approximately 243 acres of which is a proposed expansion area). The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products. The main products sold are clothing and other items with the Dole logo; products made in Hawaii, and food and beverages generally made with pineapples. The Dole Plantation is one of the busiest tourist attractions on Oahu and had approximately 952,000 visitors during 1997 and revenues of $6.4 million. A hedge maze, with the center in the shape of a pineapple, is under construction. It is expected to be in operation by April 1998 and has been designated by the 1998 Guinness Book of World Records as the world's largest permanent maze.

    The Leilehua, Verifone, Cannery Development, Town Center of Mililani and Dole Plantation properties are pledged as collateral for Castle's credit agreement with a group of banks. In connection with this agreement, an independent third party engaged by the banks performed an appraisal for each property in the first quarter of 1997. The total appraised value for the income producing assets relating to these properties was $152.2 million. The undeveloped land was not valued in connection with this process.

THE HAWAII COMMERCIAL REAL ESTATE MARKET

    The Oahu downtown commercial office market has declined in the last few years with a vacancy rate of 3.5% in 1990 climbing to a high of approximately 19% in 1996, and decreasing to approximately 15% at the end of 1997. This is the result of a slowing economy and an increase in the development of office space since 1991. Vacancy rates are projected to stay in double digits through the remainder of the decade. Since 1990, the Oahu retail industry has experienced a slow economy and the entry into the Hawaii market of large discount retailers, which has had an adverse effect on smaller local retailers. See "The Hawaii Economy and Housing Market" for a discussion of the Hawaii economy.

BAKERSFIELD PROPERTIES

    In Bakersfield, California, Castle owns two industrial parks comprising 121 acres (Stockdale Industrial Park and Gateway Industrial Park), an industrial warehouse (7021 Schirra Court), one office building (10000 Ming Avenue), a shopping center (The Marketplace), and a 50% interest in a general partnership that owns a shopping center (Town & Country). Castle owns 42 acres of undeveloped highway commercial land at Highway 99 and Bear Mountain Boulevard (Highway 99 @ Bear Mountain). In addition, Castle owns an undeveloped industrial park (Stockdale Industrial Park Phase VI) which includes 285 acres of land currently being used for agricultural purposes. The 42 acres at Highway 99 @ Bear Mountain, the two industrial parks (Stockdale Industrial Park and Gateway Industrial Park) and the undeveloped industrial park (Stockdale Industrial Park Phase VI) are currently being marketed for sale. The following paragraphs describe each of the income producing properties in more detail.

    7021 SCHIRRA COURT is an industrial warehouse of tilt-up construction containing approximately 150,000 square feet. At December 31, 1997, the building was fully leased with a monthly weighted average base rent of $0.29 per square foot.

    10000 MING AVENUE is a Class A, suburban office building constructed in 1984 containing approximately 214,000 square feet. At December 31, 1997, approximately 62,000 square feet were leased to AERA Energy, LLC; Dole Food Company occupied approximately 46,000 square feet and Castle's mainland communities operations headquarters occupied approximately 13,675 square feet. The total site consists of approximately 18.5 acres and is located in southwest Bakersfield. At December 31, 1997, 189,000 square feet were rentable and the building was 85% leased with a monthly weighted average base rent of $1.13 per square foot, excluding the space occupied by Castle. In November 1997, Castle signed a 10-year lease with AERA Energy, LLC. On July 1, 1999, when the lease term commences, AERA will occupy 184,000 square feet with the remaining 30,000 square feet occupied by an existing tenant with a monthly weighted average base rent of $1.63 per square foot.

    THE MARKETPLACE is a 32-acre, 300,000 square foot shopping center in Bakersfield. The center has an "upscale" Georgian theme with a large fountain as an amenity. Phase I (208,000 square feet) is 99% leased. Vons (a major southern California grocery store chain) and Edwards Cinema are the anchor tenants leasing 57,000 and 58,000 square feet, respectively. Vons opened in November of 1996 and Edwards opened in March of 1997. As of December 31, 1997, Phase I was 99% leased with a weighted average monthly rent of $1.17 per square foot. Construction on Phase II (6,000 square feet) was completed in the first quarter of 1998 and is 100% leased. Construction on Phase III (86,000 square feet) is expected to be completed in the fourth quarter of 1998.

    TOWN & COUNTRY is a 173,000 square foot shopping center held by a partnership in which Castle has a 50% ownership interest. The center was built in 1986 and includes Albertsons Grocery Store and Longs Drug Stores as the major tenants. As of December 31, 1997, the center was 100% leased with an average monthly rent of $1.03 per square foot.

THE BAKERSFIELD COMMERCIAL REAL ESTATE MARKET

    Vacancies in southwest Bakersfield, where Castle's properties are located, have averaged between a high of 19%, in 1991, and a current low of 8%. The vacancy rates are projected to remain fairly constant and stay in double digits through the remainder of the decade. See "The Bakersfield Economy and Housing Market" for a discussion of the Bakersfield economy.

OTHER PROPERTIES

    Castle owns and operates office buildings in Georgia (Premier Plaza), North Carolina (Landmark Center and Horizons at Six Forks) and Arizona (Regents Center) and an apartment complex in North Carolina (One Norman Square). Castle also owns one golf course and is constructing another in San Jose, California (Coyote Creek) and a golf course in Sierra Vista, Arizona (Pueblo Del Sol), and a landfill in San Jose, California (Kirby Canyon) that is leased to and operated by a third party. Except as otherwise noted below, all office leases are full service, with excess operating expenses passed through to the tenants. The following paragraphs describe each of the properties in more detail.

    PREMIER PLAZA includes One Premier Plaza and Two Premier Plaza. One Premier Plaza is a Class A, suburban multi-tenant office building constructed in 1988 located in the North Central sub-market of Atlanta, Georgia consisting of approximately 188,000 square feet. At December 31, 1997, this building had an occupancy rate of 98% with a monthly weighted average base rent of $1.51 per square foot. Two Premier Plaza, a sister Class A building at the same location, consists of approximately 129,000 square feet and was completed in December 1997. At February 28, 1998, it was approximately 78% leased with a monthly weighted average base rent of $1.89 per square foot, and lease negotiations were in process with other prospective tenants.

    LANDMARK CENTER consists of two Class A office buildings constructed in 1984 and 1986, respectively, located in northeastern Raleigh, North Carolina. Building One consists of approximately 82,000 square feet and Building Two consists of approximately 84,000 square feet. Total site area is 7.02 acres. At December 31, 1997, Landmark Center had an occupancy rate of 96% with a monthly weighted average base rent of $1.44 per square foot.

    HORIZON AT SIX FORKS consists of two multi-tenant office buildings and two single-tenant buildings located in Raleigh, North Carolina. The buildings are Class A and were constructed in 1989, 1990, and 1996. The two multi-tenant office buildings consist of approximately 32,000 and 27,850 square feet, respectively. The two single-tenant buildings consist of approximately 20,500 and 46,700 square feet, respectively. The total site area is 12.31 acres. At December 31, 1997, the properties were 99% leased with a monthly weighted average base rent of $1.09 per square foot. Some of the leases are full service and some are net of electric and/or janitorial expenses.

    REGENTS CENTER consists of two office buildings located in Tempe, Arizona. Regents Center I was constructed in 1989 and consists of approximately 62,000 square feet with a total site area of 4.27 acres. At December 31, 1997, it was 100% occupied by DHL Worldwide Express at a monthly base rent of $1.90 per square foot. Regents Center II, an approximately 43,000 square foot building was under construction at December 31, with the building shell expected to be completed in the first quarter of 1998. The building is 100% leased to IKON Office Solutions with rent commencing in February 1998.

    ONE NORMAN SQUARE APARTMENTS located in Cornelius, North Carolina, a suburb of Charlotte, is a 192-unit apartment complex constructed in 1993. At December 31, 1997, the property was 91% leased with an average monthly lease rent of $800 per unit.

    COYOTE CREEK GOLF COURSE, located approximately 2.5 miles south of San Jose, California, and formerly known as Riverside Golf Course, is an 18-hole daily-fee course. In 1997 approximately 77,500 rounds were played at an average fee of $23 per round. Castle is building another 18-hole daily-fee golf course adjacent to the existing course. This course was designed by Jack Nicklaus and is expected to be open for play in late 1998. It is expected to average 50,000 rounds per year at a starting green fee of $60 per round. In conjunction with the construction of the new golf course, the existing clubhouse is being replaced with a new approximately 12,000 square foot clubhouse that will serve both the new Jack Nicklaus course and the existing course.

    PUEBLO DEL SOL GOLF COURSE, located in Sierra Vista, Arizona, is an 18-hole daily-fee course surrounded by Castle's residential development. In 1997, approximately 43,000 rounds were played at an average fee of $12.50 per round. In 1996, the Company completed a 7,000 square foot clubhouse at the Pueblo Del Sol Golf Course and made certain improvements to the golf course.

    KIRBY CANYON, located approximately 2.5 miles south of San Jose, California, is an operating landfill leased to a large waste management company. The lease currently expires in 2002. A dispute over the tenant's obligations under the lease was submitted to arbitration and the arbitrator recently issued a tentative award generally in favor of the Company. This award is expected to become final before the end of 1998.

    The Schirra Court, 10000 Ming, The Marketplace, One Premier Plaza, Landmark Center, Horizon at Six Forks, Regents Center I, and One Norman Square properties are pledged as collateral for Castle's credit agreement with a group of banks. In connection with this agreement, an independent third party engaged by the banks performed an appraisal for each property in the first quarter of 1997. The total appraised value of these properties was approximately $108.7 million.

COMPETITION AND OTHER INDUSTRY FACTORS

    Castle's real estate operations are cyclical and highly sensitive to changes in general and local economic conditions. Such conditions are levels of consumer confidence, employment, income, interest rates, demand for housing and office space and the availability of financing for mortgages, acquisitions and construction. Other factors include shifts in population, fluctuations in the real estate market, changes in the desirability and preferences for residential, commercial and industrial areas, increased competition in the luxury resort market, and the effects of changes in tax laws. Land use planning, management and development are also subject to local zoning, economic and political constraints. The State of Hawaii's regulatory process is lengthy and time-consuming. The process of securing proper approvals and permits can be costly, and no assurances can be given that requested approvals will be obtained.

    The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor. Castle generally competes against a number of large, well-capitalized real estate developers for residential, commercial and industrial projects. Castle competes for residential sales with other developers, homebuilders and the re-sale housing market, and for commercial and industrial sales and leases with other developers with the same or similar products. Castle competes primarily on the basis of location, price, quality, design, service, and reputation.

    Hawaii is home to a number of the top resort hotels in the world, therefore, Castle's Lana'i resort hotels are in competition with these resorts for both individual travelers and high level groups. Moreover, because Lana'i is considered a world-class destination, it competes with resort hotels around the world with a similar guest profile. Furthermore, increased competition in the market can be expected as additional luxury resort hotels are opened around the world.

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

    In 1995, the Hawaii Supreme Court issued a decision (commonly known in Hawaii as the "PASH Decision") which held that native Hawaiians possess rights to engage in traditional and customary practices on undeveloped land in Hawaii. The PASH Decision has created some uncertainty as to what these rights are and how they may be exercised in light of other legally recognized rights of private property owners. The Company is sensitive to the recognition of legitimate native Hawaiian rights and supports establishing a process whereby these rights can be fairly determined while preserving the rights of property owners. To date, the Company has not experienced any adverse impact on its operations as a result of the PASH Decision. At this time, however, there can be no assurance that a process will be established to balance these rights of native Hawaiians with those of property owners, and that the exercise of such native Hawaiian rights will not adversely affect the Company's development and other operations.

ENVIRONMENTAL AND REGULATORY MATTERS

    Castle is subject to local, state and federal statutes, ordinances, rules and regulations, including those protecting health and safety, archeological preservation laws, cultural and environmental laws, including without limitation the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Endangered Species Act. The particular environmental requirements that apply to any given community vary greatly according to the condition and the present and former uses of the site. Environmental laws may cause Castle to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain environmentally sensitive areas, and may delay or prevent completion of Castle's projects and adversely impact the profitability of such projects.

    Portions of Castle's properties in California, Keene's Pointe and on Lana'i contain habitat for endangered or potentially endangered species. Some of the properties held for development by Castle in California, Florida and Hawaii were formerly sites of large agricultural operations, which necessarily involved the use of pesticides and other agricultural chemicals. In addition, petroleum operations conducted by third parties are or have been located on or adjacent to land owned by Castle in Bakersfield and Hawaii.

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

    California has experienced drought conditions from time to time, resulting in certain water conservation measures and, in some cases, rationing by local municipalities with which Castle does business. Although Castle has not suffered any curtailment of construction activity as a result of drought, restrictions on future construction activity resulting from water rationing could have an adverse effect upon Castle's operations in California.

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

LICENSES

    Castle is licensed as a general building contractor by the states of Hawaii and California and as a real estate broker in Hawaii and Florida. These licenses must be renewed periodically. Castle holds liquor licenses for its Lana'i resort development and the Dole Plantation in Hawaii, and for the Seven Oaks Country Club in Bakersfield, the Coyote Creek Golf Course in San Jose, and the Pueblo Del Sol Golf Course in Sierra Vista. Castle also holds a motor carrier certificate for its Lana'i operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The major raw materials and operating supplies used by the Company are lumber, concrete, roofing material, steel frames, and plumbing and electrical fixtures. Materials used in the construction of Castle's homes are generally available from a number of sources. However, material prices may fluctuate due to various factors, including demand or supply shortages.

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

    Independent contractors, subcontractors and suppliers from customary trade sources generally secure the materials and supplies used in the construction work conducted by Castle. Construction time for Castle's homes depends on the time of the year, the local labor situation, the availability of materials and supplies and other factors. Castle is not presently experiencing any serious labor or material shortages; however, the residential construction industry has in the past experienced serious labor and material shortages, including lumber, insulation, drywall and cement. Delays in construction of homes due to these shortages or to inclement weather conditions could have an adverse effect upon Castle's homebuilding operations.

EMPLOYEES

    At December 31, 1997 the Company had approximately 1,557 full time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, resort and hotel staff, as well as persons engaged in administrative, legal, finance and accounting, engineering, land acquisition and development, and sales and marketing activities. At December 31, 1997, certain of Castle's Hawaii employees were affiliated with the Carpenters' Union (69 employees), the

Laborers' Union (1 employee) and the International Longshoremen's and Warehousemen's Union (751 employees). The Company's California and other Mainland employees are not unionized. In addition, Castle hires contractors and subcontractors for many of its development and homebuilding operations. The Company believes that its relations with its employees have been satisfactory.

ITEM 2. PROPERTIES

    The Company owns and maintains executive offices in Los Angeles, California and auxiliary executive offices in Honolulu and Lana'i City, Hawaii, Bakersfield, California and Kannapolis, North Carolina. In late 1998, Castle plans to move its Oahu operations from their current offices located at the Cannery Development to the Mililani Sales Center in Mililani Town. The existing Mililani Sales Center, located in Mililani Mauka, will be renovated and expanded with the construction of an additional 3,000 square foot of office space. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

HAWAII--RESIDENTIAL

    Castle's residential landholdings and unentitled agricultural and conservation landholdings on Oahu, as of December 31, 1997, are described in the following table.

                                                                                                        STATE LAND
                                                        NUMBER OF       NUMBER OF       ENTITLED            USE
                                                        UNITS(1)          ACRES           ACRES         COMMISSION
PROPERTY                                              (APPROXIMATE)   (APPROXIMATE)   (APPROXIMATE)   CLASSIFICATION
---------------------------------------------------  ---------------  -------------  ---------------  ---------------
Mililani Mauka Phase I.............................           488             157             157               Urban
Mililani Mauka Phase II-A..........................           980             177             177               Urban
Mililani Mauka Phase II-B..........................         1,670             280             280               Urban
Royal Kunia(2).....................................         1,118             213             213               Urban
Lalea..............................................           149              11              11               Urban
Na Pu'u Nani(3)....................................           640             255             255               Urban
Mililani Mauka 110 Acre Site.......................        --                 110          --                   Urban
Kipapa Gulch(5)....................................        --               1,600          --            Agricultural(4)
Koa Ridge Mauka....................................        --                 640          --            Agricultural(4)
Koa Ridge Makai....................................        --                 570          --            Agricultural(4)
Waiawa.............................................        --                 380          --            Agricultural(4)
Waipio West........................................        --                 270          --            Agricultural(4)(6)
Mililani South.....................................        --                 610          --            Agricultural(4)
Whitmore...........................................        --                 295          --            Agricultural(4)
Waipio Forest/Other................................        --               5,520          --            Conservation(4)
                                                            -----          ------           -----
TOTAL HAWAII.......................................         5,045          11,088           1,093

------------------------

(1) Number of units refers to the remaining (unsold and, in certain cases, undeveloped) approved units and units on entitled land as of December 31, 1997.

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

(4) Property has no approvals for development. In Hawaii, obtaining the many necessary approvals for residential and commercial developments is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. No assurance can be given that Castle will be able to obtain any such approvals.

(5) Includes approximately 125 acres of non-developable open space associated with the Mililani Mauka Phase I and Phase II-A properties.

(6) The City and County of Honolulu announced plans for a large regional park and sports complex in Central Oahu on this property. The City and County has commenced an appraisal of this property and announced its intention to proceed to acquire the property through eminent domain proceedings in 1998.

MAINLAND--RESIDENTIAL

    Castle's residential, open space and agricultural landholdings in California, Florida and Arizona as of December 31, 1997 are described in the following table.

                                                         NUMBER OF       NUMBER OF       ENTITLED
                                                          LOTS(1)          ACRES           ACRES          CURRENT
PROPERTY                                               (APPROXIMATE)   (APPROXIMATE)   (APPROXIMATE)       ZONING
----------------------------------------------------  ---------------  -------------  ---------------  --------------
BAKERSFIELD:
Seven Oaks..........................................         1,066             378             378        Residential
Silver Creek........................................           560             182             182        Residential
Brimhall............................................           483             226             226        Residential
Fairways (Single Family)............................           700             225             225        Residential
Haggin Oaks (Single Family).........................            14               1               1        Residential
Campus Park (Single Family).........................           195              34              34        Residential
The Oaks (Single Family)............................            30              20              20        Residential
Renfro (Single Family)..............................           327              81              81        Residential
Ming & Gosford (Multi Family).......................        --                  31              31        Residential
Brimhall bulk land..................................        --                 458             458        Residential
West of Buena Vista.................................        --                 836          --           Agricultural(2)
Brimhall freeway alignment..........................        --                 100          --           Agricultural(2)
Unentitled Open Space...............................        --                  25          --             Open Space
                                                             -----          ------           -----
                                                             3,375           2,597           1,636
                                                             -----          ------           -----
OTHER CALIFORNIA:
San Jose............................................        --               2,210          --             Open Space
Atascadero..........................................             3              11              11        Residential
Mountaingate........................................        --                 282          --             Open Space
                                                             -----          ------           -----
                                                                 3           2,503              11
                                                             -----          ------           -----
FLORIDA:
Keene's Pointe......................................           361             206             206        Residential

ARIZONA:
Sierra Vista Country Club Community.................         1,158             286             286        Residential
Sierra Vista Other Entitled.........................           181             107             107        Residential
40 Acre Parcels--Cochise County.....................            30           1,860          --             Open Space
Unentitled--Greater Sierra Vista Area...............        --               2,784          --             Open Space
                                                             -----          ------           -----
                                                             1,369           5,037             393
                                                             -----          ------           -----
TOTAL MAINLAND......................................         5,108          10,343           2,246

------------------------

(1) Number of lots refers to the remaining (unsold and, in certain cases, undeveloped) lots that either have entitlements or are planned for future development as of December 31, 1997.

(2) Property is not entitled. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. No assurance can be given that Castle will be able to obtain any such approvals.

COMMERCIAL

    The total land owned by Castle on the island of Oahu and designated by Castle for commercial or industrial development is approximately 754 acres. Approximately 542 acres are not fully entitled commercial or industrial lands and may not all be developed for commercial or industrial uses.

    In California, Castle owns approximately 672 acres of land, which are intended for commercial use, including approximately 561 entitled acres in Bakersfield. Castle owns approximately 164 acres in Sierra Vista, Arizona, which are used to operate the 18-hole Pueblo Del Sol Golf Course. In addition, Castle owns approximately 240 acres in Orlando, Florida that are planned to be used for an 18-hole golf course.

    Castle's commercial land in San Jose, California consists of 149 acres that are used for the operation of the 18-hole Coyote Creek Golf Course, an additional 149 acres planned to be used for a new 18-hole golf course that is under construction, and 760 acres that have been leased to a third party for the Kirby Canyon landfill site.

    Castle's Lindero Canyon property is currently undeveloped and consists of approximately 30,000 acres located in Westlake Village, California.

    Castle's Mountaingate commercial property is located in Los Angeles County. This consists of an approximately 67-acre closed landfill site that is being mined for methane gas by a third party for sale to UCLA.

    Castle's commercial landholdings as of December 31, 1997, are described in the following table.

PROPERTY

HAWAII

                                                                                            NUMBER
OPERATING PROPERTY                                                         LOCATION        OF ACRES         TYPE
--------------------------------------------------------------------  ------------------  -----------  --------------
Verifone Office Building............................................        Mililani, HI           4           Office
Leilehua Building...................................................        Mililani, HI           0           Office
925 Dillingham Office Building......................................        Honolulu, HI           2           Office
801 Dillingham Office Building......................................        Honolulu, HI           2           Office
Dole Center.........................................................        Honolulu, HI          10           Office
Dole Plantation Retail Visitor Center...............................         Wahiawa, HI           7     Agricultural(1)
Town Center of Mililani.............................................        Mililani, HI          41           Retail
                                                                                               -----
                                                                                                  66
                                                                                               -----
                                                                                               -----

                                                                                                        CURRENT LAND
                                                                                            NUMBER          USE
UNDEVELOPED LANDHOLDINGS                                                   LOCATION        OF ACRES     DESIGNATION
--------------------------------------------------------------------  ------------------  -----------  --------------
Mililani Mauka Commercial...........................................        Mililani, HI          24            Urban
Mililani Technology Park............................................        Mililani, HI         226            Urban
Pine Spur...........................................................         Wahiawa, HI         163     Agricultural
Dole Plantation.....................................................         Wahiawa, HI         243     Agricultural
Other Iwilei........................................................        Honolulu, HI          32            Urban
                                                                                               -----
                                                                                                 688
                                                                                               -----
                                                                                               -----

------------------------

(1) The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products.

MAINLAND

                                                                                            NUMBER
OPERATING PROPERTY                                                        LOCATION         OF ACRES         TYPE
-------------------------------------------------------------------  -------------------  -----------  --------------
10000 Ming Office Building.........................................      Bakersfield, CA          19           Office
The Marketplace Shopping Center....................................      Bakersfield, CA          33       Commercial
Schirra Court Industrial Warehouse.................................      Bakersfield, CA           8       Industrial
Premier Plaza Office Buildings.....................................          Atlanta, GA           8           Office
Landmark Center Office Buildings...................................          Raleigh, NC           7           Office
Horizon at Six Forks Office Buildings..............................          Raleigh, NC          12           Office
Regents Center Office Buildings....................................            Tempe, AZ           9           Office
One Norman Square Apartments.......................................        Cornelius, NC          22     Multi Family
Coyote Creek Golf Courses (1 completed, 1 under construction)......         San Jose, CA         298      Golf Course
Pueblo del Sol Golf Course.........................................     Sierra Vista, AZ         164      Golf Course
Keene's Pointe Golf Course (under construction)....................          Orlando, FL         240      Golf Course
Kirby Canyon.......................................................         San Jose, CA         760         Landfill
                                                                                               -----
                                                                                               1,580
                                                                                               -----
                                                                                               -----

                                                                                                        CURRENT LAND
                                                                                            NUMBER          USE
UNDEVELOPED LANDHOLDINGS                                                LOCATION           OF ACRES     DESIGNATION
--------------------------------------------------------------  ------------------------  -----------  --------------
Stockdale Industrial Park.....................................           Bakersfield, CA         335       Industrial
Gateway Industrial Park.......................................           Bakersfield, CA          71       Industrial
Silver Creek Commercial.......................................           Bakersfield, CA          34       Commercial
Stockdale Highway.............................................           Bakersfield, CA          79       Commercial
Highway 99 @ Bear Mountain....................................           Bakersfield, CA          42       Commercial
Camarillo.....................................................             Camarillo, CA           5       Commercial
Paso Robles...................................................           Paso Robles, CA           9       Commercial
Lindero Canyon................................................      Westlake Village, CA          30       Commercial
Mountaingate..................................................           Los Angeles, CA          67         Landfill
                                                                                               -----
                                                                                                 672
                                                                                               -----
                                                                                               -----

    Certain operating properties of Castle are under a mortgage in favor of the lenders named in the Credit Agreement. Castle intends to repay the revolving loans obtained under the Credit Agreement with cash from operations and the proceeds of selective sales of commercial and other properties from time to time.

RESORTS

    The island of Lana'i is the sixth largest of the islands of Hawaii. Castle owns approximately 88,181 acres or 97% of the island. Of the total acreage on the island (approximately 90,500 acres), approximately 3,228 acres are classified by the Hawaii State Land Use Commission as Urban, 38,197 acres are classified as Conservation, 46,678 acres are classified as Agricultural and 2,397 acres are classified as Rural.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 20, 1998 indicating their positions with the Company and their principal occupations during at least the past five years. Each of such executive officers serves at the discretion of the Board of Directors.

NAME AND AGE                        POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  --------------------------------------------------------------------------------

David H. Murdock (74)...........  Chairman of the Board, Chief Executive Officer and Director of Castle since
                                  October 1995. Chairman of the Board, Chief Executive Officer and Director of
                                  Castle & Cooke Homes, Inc. (formerly a publicly traded company that was 82%
                                  owned by Dole) from September 1992 until January 1995. Chairman of the Board,
                                  Chief Executive Officer and Director of Dole since July 1985. Since June 1982,
                                  Chairman of the Board and Chief Executive Officer of Flexi-Van Corporation, a
                                  Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products, and industrial and building products.

Wallace S. Miyahira (65)........  President--Hawaii Residential and Commercial Operations of Castle and a Director
                                  since December 1996. Senior Vice President of Castle from October 1995 to
                                  December 1996. Senior Vice President of Castle & Cooke Homes, Inc. from June
                                  1993 to January 1995. Senior Vice President of Castle & Cooke Properties, Inc.
                                  (a subsidiary of Castle conducting real estate business in Hawaii) from 1983 to
                                  December 1996, and President since December 1996. President of Castle & Cooke
                                  Homes Hawaii, Inc. (a subsidiary of Castle conducting the residential real estate business in Hawaii) from 1984 to March 1995 and from December 1995 to present.

Lynne Scott Safrit (39).........  President--North American Commercial Operations of Castle since October 1995 and
                                  Director since December 1995. President of Mega Management Company, Inc. since
                                  December 1993, and President of Atlantic American Properties, Inc. since August
                                  1989, both of which are real estate management companies wholly-owned, directly or indirectly, by David H. Murdock.

NAME AND AGE                        POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  --------------------------------------------------------------------------------
Bruce M. Freeman (48)...........  Senior Vice President of Castle since October 1995. President of Castle & Cooke
                                  California, Inc., a California corporation (a subsidiary of Castle conducting the mainland communities real estate business) or its predecessor company since
                                  September 1993. President Bakersfield/ Arizona of Castle & Cooke Homes, Inc.
                                  from September 1993 to January 1995. President and Chief Operating Officer of
                                  Griffin Homes, a real estate development company unaffiliated with Castle, from
                                  1987 until 1993. In 1993, Griffin Homes was operating under a bankruptcy plan of reorganization.

Patrick Birmingham (60).........  Senior Vice President of Castle since February 1998. President and Chief
                                  Operating Officer of Lana'i Company, Inc. (a subsidiary of Castle conducting the resorts business on Lana'i) since February 1998. Senior Vice President and
                                  Director of International Development, ITT Sheraton Corporation, 1995; and
                                  Senior Vice President and President of Europe, Africa and Middle East Division,
                                  ITT Sheraton Corporation, 1993 to 1994.

Edward C. Roohan (34)...........  Vice President and Chief Financial Officer of Castle since April 1996 and Vice
                                  President and Corporate Controller of Castle from October 1995 to April 1996.
                                  Vice President and Corporate Controller of Castle & Cooke Homes, Inc. from
                                  August 1993 to January 1995. Audit Manager with Arthur Andersen LLP in Los
                                  Angeles, California from 1990 to 1993 and employed in the Audit Division of
                                  Arthur Andersen LLP from 1985 to 1990.

Roberta Wieman (53).............  Vice President and Corporate Secretary of Castle since April 1996. Vice
                                  President of Dole since February 1995. Secretary of Pacific Holding Company, a sole proprietorship of David H. Murdock, since 1992. Executive Assistant to the
                                  Chairman of the Board and Chief Executive Officer of Dole from November 1991 to
                                  February 1995.

Kevin R. Shaney (47)              Vice President, General Counsel and Assistant Secretary of Castle since April
                                  1996. President of Castle & Cooke Land Company (a division of Castle responsible for land management in Hawaii) from January 1994 to October 1997. Senior Vice
                                  President and General Counsel of Castle & Cooke Properties, Inc. and Castle &
                                  Cooke Homes Hawaii, Inc. from March 1997 to present, and Vice President and
                                  General Counsel from December 1990 to March 1997.

Scott Blechman (33).............  Vice President and Corporate Controller of Castle since July 1997 and Assistant
                                  Controller of Castle from April 1996 to June 1997. Senior Auditor for Price
                                  Waterhouse in Los Angeles, California from January 1992 to March 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of February 28, 1998, there were approximately 10,935 holders of record of the Company's Common Stock. The Company's Common Stock is traded on the New York Stock Exchange ("NYSE"). The following table shows the market price range of the Company's Common Stock for each quarterly period in 1997 and 1996:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
First Quarter..............................................................  $   16.50  $   14.88
Second Quarter.............................................................      16.56      13.13
Third Quarter..............................................................      20.50      15.88
Fourth Quarter.............................................................      20.38      15.88
Year.......................................................................  $   20.50  $   13.13

1996
First Quarter..............................................................  $   16.75  $   11.88
Second Quarter.............................................................      17.75      16.13
Third Quarter..............................................................      17.13      14.50
Fourth Quarter.............................................................      17.13      14.88
Year.......................................................................  $   17.75  $   11.88

    The payment and amount of cash dividends on Castle Common Stock will be subject to the discretion of Castle's Board of Directors. Castle anticipates that it will retain all earnings for use in its business and will not pay cash dividends on shares of Castle Common Stock in the foreseeable future. Furthermore, the terms of the Credit Agreement restrict the payment of dividends on the Castle Common Stock. Castle's dividend policy will be reviewed by Castle's Board of Directors from time to time as may be appropriate and payment of dividends will depend upon Castle's financial position, capital requirements and Credit Agreement restrictions and such other factors as Castle's Board of Directors deems relevant.

    No equity securities of Castle were sold by Castle since the Distribution that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company should be read in conjunction with the historical consolidated financial statements and notes thereto. Consolidated historical financial information prior to December 28, 1995 relates to the business of the Company as it was operated by Dole. At December 28, 1995, Dole transferred its real estate and resorts business to the Company and distributed to Dole shareholders one share of the Company for every three shares of Dole common stock ("Distribution"). Accordingly, the balance sheet data as of December 28, 1995 reflects the Company's capitalization after the Distribution and certain related adjustments connected with the Distribution. The following selected consolidated historical financial data are derived from the consolidated financial statements of the Company. The historical consolidated financial statements of the Company prior to January 1, 1996 may not reflect the results of operations or financial position that would have been obtained had the Company been a separate, publicly held company.

                              CASTLE & COOKE, INC.
        (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS INFORMATION
Residential property sales.................  $    133,715  $    193,660  $    241,720  $    246,384  $    223,566
Resort operations..........................        56,304        52,529        46,106        43,826        34,570
Commercial & other operations..............        51,144        57,928        53,325        51,827        61,006
Gain on sale of income producing
  properties...............................       --              4,207           400       --            --
                                             ------------  ------------  ------------  ------------  ------------
Total revenues.............................       241,163       308,324       341,551       342,037       319,142
                                             ------------  ------------  ------------  ------------  ------------
Cost of residential property sales.........       121,812       169,612       191,700       172,120       159,509
Cost of resort operations..................        71,194        69,836        72,857        76,780        70,747
Cost of commercial & other operations......        30,148        39,619        36,013        39,567        55,929
General & administrative expenses..........        14,079        13,900        12,393        17,526        14,676
Write-down of certain properties to fair
  value....................................       --            --            176,000       --            --
                                             ------------  ------------  ------------  ------------  ------------
Total cost of operations...................       237,233       292,967       488,963       305,993       300,861
                                             ------------  ------------  ------------  ------------  ------------
Operating income (loss)....................         3,930        15,357      (147,412)       36,044        18,281
Net income (loss)..........................         3,873         9,213       (85,800)       22,005        10,717
Net (loss) income available to common
  shareholders.............................  $       (104) $      5,013  $    (86,024) $     22,005  $     10,717
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Basic (loss) earnings per common
  share(1).................................  $      (0.01) $        .25  $      (4.31) $       1.10  $        .54
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Weighted average shares
  outstanding(1)...........................        19,975        19,955        19,952        19,952        19,952
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
BALANCE SHEETS
Real estate developments...................  $    511,542  $    511,358  $    571,828  $    528,670  $    412,435
Property and equipment, net................       460,919       444,435       442,162       634,656       586,880
Total assets...............................     1,024,018     1,019,822     1,071,733     1,229,765     1,050,639
Total debt.................................       186,101       152,130       195,000       --             47,752
Preferred stock............................       --             35,700        35,000       --            --
Total common shareholders' equity..........       583,744       583,307       578,172     1,078,352       883,945

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

OVERVIEW AND OUTLOOK

    The Company's revenues are derived primarily from three sources: residential development primarily on Oahu, Hawaii, Bakersfield, California and Sierra Vista, Arizona; luxury resort operations on the Island of Lana'i, Hawaii; and commercial real estate activities, including office, industrial and retail operations, and commercial land development in Hawaii and Bakersfield, office rentals in North Carolina, Georgia and Arizona, apartment rentals in North Carolina, and golf courses in California and Arizona. In 1997, the Company began development on its new community, Keene's Pointe in Orlando, Florida. Sales are expected to commence in 1998. Historically, a significant portion of the Company's earnings have been generated by the residential real estate operations on Oahu, particularly from the Mililani Town master planned community. The rate of new home sales, however, at the Company's communities on Oahu has declined each year since 1994. As a result, the 1997 Oahu residential earnings were not a significant portion of the consolidated earnings and the Company expects this trend to continue in the near future. The Company believes that the slowdown was primarily the result of the general uncertainty of prospective homebuyers as to, and to their lack of confidence in, Hawaii's economy. The Company has responded to the soft residential market on Oahu by increasing advertising and offering selective price discounts and other sales incentives to attract more home-buyers. These incentive programs have negatively impacted margins and earnings. It is expected that Oahu sales rates will persist at their current levels for both new homes and resales, or decline further.

    At its current pace of residential development, the Company believes that its entitled landholdings would allow it to develop homesites and build new homes for over 8 years on Oahu and over 9 years in Bakersfield. In Bakersfield, the Company continues to be the leading provider of homesites to both local and national homebuilders. This strategy has increased the activity in the Company's master-planned communities in Bakersfield, and management believes this strategy will accelerate the realization by the Company of the value of its landholdings in Bakersfield. Future residential expansion will come from entitling and developing the Company's existing unentitled landholdings, and acquiring and developing new residential projects. Management intends to diversify its residential development over the long term by carefully expanding its operations outside of its existing principal markets on Oahu and in Bakersfield. This strategy will help reduce the significant reliance the Company currently has on the economic conditions of these two markets. In connection with that strategy, the Company formed a partnership with Golden Bear International, Inc. for the purposes of making land acquisitions in major metropolitan markets with strong growth trends and an under supply of high-end daily fee golf courses. In 1997, this partnership began development on its first community, Keene's Pointe in Orlando, Florida. The project, which is expected to commence lot sales in 1998, will comprise over 896 acres and 1,058 homesites on land in the town of Windermere adjacent to the Disney Preserve.

    The resort operations on the Island of Lana'i were initiated with the opening of The Lodge at Koele in April 1990, followed by the opening of The Manele Bay Hotel in May 1991. The Lana'i resort operations have suffered significant operating losses since the resorts opened. The Company's management is decreasing operating losses of the resorts segment by attempting to increase occupancy through focused advertising and reducing annual costs through the reduction of non-core operations and services. More importantly, the Company's ability to earn a favorable return on its investment in Lana'i depends primarily on the sale of luxury residential homes and lots. The sales program for the single-family homes and the luxury townhomes at Koele, known as the Villas at Koele, commenced in December 1994. However, the results to date have been disappointing as only two single-family homes and six townhomes have been sold. Certain adverse developments in 1995, including the slow pace of sales at the Koele development, delays in obtaining permits and approvals for the Manele Bay development in the second quarter of 1995, and disappointing occupancy results at The Manele Bay Hotel caused management to substantially lower its estimates of future cash flow from, and the carrying value of, the Lana'i resort properties. The Company expects to fund any future operating and capital requirements of Lana'i out of cash flow from the commercial and residential real estate businesses and borrowings.

    The Company continues to expand its commercial operations by developing property in selected markets. Castle currently has over 2.4 million square feet of rentable commercial space and expects to add an additional 1.3 million square feet over the next year as selected properties are developed. The completed and under construction projects include 1.6 million feet of office space, 1.4 million feet of retail space, 524,000 feet of commercial ground leases and 250,000 feet of industrial space. Castle expects to continue to grow the commercial portfolio to provide the Company with more predictable earnings and cash flows. The Company's commercial real estate operations are impacted by the local markets in which it owns office, retail, industrial, apartments and commercial parcel properties.

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

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

    REVENUE

    Consolidated revenues decreased 22% to $241 million in 1997 from $308 million in 1996. Excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11 million in 1996, residential property sales decreased 27% to $134 million in 1997 from $182 million in 1996. This decrease is primarily due to the soft Oahu market where 168 fewer units were delivered in 1997 than in 1996. Management believes this decrease in unit sales is the result of the continuation of the prior year's general uncertainty of prospective homebuyers as to, and to their lack of confidence in, Hawaii's economy, together with increased competition. The difficult Oahu residential market has continued into 1998, and the Company's management expects the Oahu closings and operating profits for 1998 to be less than those recorded in 1997. Excluding resort residential home and lot sales, the resort revenues increased 8% to $52 million from $48 million in 1996 primarily due to increased occupancy rates and average daily room rates. The occupancy rates increased 7% to 66.8% in 1997 from 62.2% in 1996 and the average daily room rate increased 5% to $280 in 1997 from $266 in 1996. Resort residential revenues were $5 million for 1997 and 1996. Commercial and other revenues decreased 12% to $51 million in 1997 from $58 million in 1996. The decrease is primarily due to a $7.7 million decrease in commercial land sales in Bakersfield. In addition, the 1996 revenue attributable to three apartment complexes in Mississippi and a Bakersfield office building prior to their sale was $3.6 million. These decreases are partially offset by a $2.1 million increase in The Marketplace shopping center, which opened in Bakersfield in late 1996. The gain on sale of income producing properties in 1996 is due to the sale of three Mississippi apartment complexes and a Bakersfield office building, which generated an aggregate of $37.5 million in revenues, offset by $33.3 million in capitalized and selling cost.

    COST OF OPERATIONS

    Consolidated costs of operations decreased 19% to $237 million from $293 million in 1996. Excluding the agricultural land sale in 1996, the cost of residential property sales as a percentage of residential sales increased to 91% in 1997 from 88% in 1996. The increase is primarily due to aggressive marketing programs and sales incentives used in the Oahu operations which have been necessary to stimulate activity in the soft market. The 1996 agricultural land sale generated approximately $2 million in operating income.

    Excluding resort residential home sales and depreciation, the cost of resort operations as a percentage of resort revenues improved to 111% in 1997 from 118% in 1996. The improvement is primarily due to improved occupancy and average daily room rates. Since a significant portion of the resort operation's costs is fixed, these costs will not increase proportionately as occupancy and resort revenues increase. Resort depreciation was $9 million in 1997 and in 1996.

    The cost of commercial and other operations as a percentage of commercial and other revenues decreased to 59% in 1997 from 68% in 1996. This decrease was primarily due to Bakersfield commercial land sales in 1996. These sales had a combined profit margin of 8%. Bakersfield commercial land sales in 1997 were not significant.

    Total interest incurred decreased to $11.8 million in 1997 from $12.6 million in 1996. Total interest capitalized into real estate developments and property and equipment was $10.7 million in 1997 and in 1996. Total borrowings were $186.1 million at December 31, 1997 compared to $152.1 million at December 31, 1996. The increase is primarily due to the redemption of the Company's preferred stock totaling $36.4 million on December 8, 1997. Amortization in cost of sales of previously capitalized interest totaled approximately $4 million and $3 million for 1997 and 1996, respectively.

    NET INCOME AND EARNINGS PER SHARE

    Interest and other income increased to $3.3 million in 1997 from $1.8 million in 1996. The increase is primarily due to a gain of $1.1 million related to the sale of an option on certain property on Oahu.

    The Company's effective income tax rate decreased to 36% in 1997 from 39.5% in 1996. The decrease is primarily due to low-income housing credits, which have a larger impact on the effective income tax rate as earnings before taxes decrease.

    Net loss available to common shareholders was $104,000 in 1997 compared to net income available to common shareholders of $5 million in 1996. This decrease is primarily due to the lower operating results described above.

    NEW ACCOUNTING PRONOUNCEMENT

    In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). This statement revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS No. 128 had no effect on the financial position or results of operations of the Company.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131"). The Company will adopt SFAS No. 131, as required, in 1998. Since SFAS No. 131 requires additional disclosure only, it will have no effect on the financial condition or results of operations of the Company.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

    REVENUE

    Consolidated revenues decreased 10% to $308 million in 1996 from $342 million in 1995. Excluding the sale of approximately 3,000 acres of agricultural land in Bakersfield for $11 million in 1996, residential property sales decreased 25% to $182 million in 1996 from $242 million in 1995. This decrease was primarily due to the soft Oahu market where 217 fewer units were delivered in 1996 than in 1995. Management believes this decrease in unit sales was the result of the continuation of the prior year's general uncertainty of prospective homebuyers as to, and to their lack of confidence in, Hawaii's economy, together with increased competition. Excluding resort residential home sales, the resort revenues increased 12% to $48 million in 1996 from $43 million in 1995 primarily due to increased occupancy rates and average daily room rates. The occupancy rates increased to 62.2% in 1996 from 57.5% in 1995 and the average daily room rate increased to $266 in 1996 from $251 in 1995. Resort residential revenues increased to $5 million in 1996 from $3 million in 1995 primarily due to increased unit sales in the Koele project. Five units closed in 1996 compared to two units in 1995. The gain on sale of income producing properties increased to $4.2 million in 1996 from $400,000 in 1995. The 1996 gain on sale of income producing properties was due to the sale of three Mississippi apartment complexes and a Bakersfield office building which generated an aggregate of $37.5 million in revenues, partially offset by $33.3 million in capitalized and selling cost. The 1995 gain on sale of income producing properties was due to the sale of a Bakersfield apartment complex for $15 million, partially offset by $14.6 million in cost.

    COST OF OPERATIONS

    Consolidated costs of operations, before the $176 million write-down of certain properties to fair value, decreased 6% to $293 million in 1996 from $313 million in 1995. Excluding the agricultural land sale in 1996, the cost of residential property sales as a percentage of residential sales increased to 88% in 1996 from 79% in 1995. The increase was primarily due to aggressive marketing programs and sales incentives used in the Oahu operations which were necessary to stimulate activity in the soft market. The agricultural land sale generated approximately $2 million in operating income.

    Excluding resort residential home sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 118% in 1996 from 126% in 1995. The improvement is primarily due to improved occupancy and resort revenues. Since a significant portion of the resort operation's costs are fixed costs, these costs do not increase proportionately as occupancy and resort revenues increase. Resort residential margins improved approximately $0.7 million, primarily due to increased sales activity, which improved the absorption of certain residential fixed costs, which do not increase proportionately to revenue increases. Resort depreciation decreased to $9 million in 1996 from $15 million in 1995 primarily due to the $168 million write-down of resort assets in the third quarter of 1995 as explained below.

    1996 general and administrative costs increased 10% over 1995 primarily due to increased expenditures in 1996 for corporate expenses that were absorbed by Dole in 1995 and to additional corporate costs of operating as a separate, publicly held company in 1996. These increased costs were partially offset by decreased incentive compensation related to the Oahu operations.

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

    The decrease in estimated future cash flows from the Lana'i properties was attributable primarily to a reduction in estimated proceeds from the sale of homes and homesites and, to a lesser extent, from a reduction in estimated revenues from the resort hotels and related amenities. The decrease in estimated future cash flows led to a determination that the Lana'i resort properties were impaired in accordance with generally accepted accounting principles. In accordance with Statement of Financial Accounting Standards No. 67--"Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS 67)," each of the Company's real estate projects was carried at the lower of cost or net realizable value, with net realizable value deemed to be the undiscounted estimated future cash flows from the project. Under SFAS 67, the Lana'i resort properties would have been written down by approximately $91 million (pre-tax) to their net realizable value at September 30, 1995. However, in the third quarter of fiscal 1995, the Company elected to adopt Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121)," which requires an impaired property to be written down to fair value. The fair value of a property for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction. In accordance with SFAS 121, an impairment loss of $168 million (pre-tax) was recorded in the quarter ended September 30, 1995 for the difference between the carrying value and the fair value of the Lana'i resort properties. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment loss of $8 million (pre-tax) was recorded in the residential real estate segment in the third quarter for certain other properties that were also determined to be impaired.

    Total interest cost incurred in 1996 was $12.6 million of which $10.7 million was capitalized into real estate developments and fixed assets. Total interest cost incurred and capitalized into real estate developments and fixed assets was $1.7 million in 1995. The increased interest cost in 1996 as compared to 1995 is due to debt incurred in connection with the Company's separation from Dole in December of 1995.

    NET INCOME AND EARNINGS PER SHARE

    The Company's effective income tax rate decreased to 39.5% in 1996 from 41% in 1995 due to a lower effective tax rate subsequent to the Company's separation from Dole in December of 1995.

    Excluding the write-down of certain properties to fair value in 1995, net income available to common shareholders decreased to $5.0 million in 1996 from $17.8 million in 1995. This decrease is primarily due to the lower operating results described above and the $4.2 million preferred stock dividend and accretion recognized in 1996. The preferred stock dividend and accretion relates to the $35 million preferred stock issued in connection with the Company's separation from Dole in December of 1995.

    NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation" (SFAS No. 123). This statement defines, among other things, a fair value based method of accounting for options under an employee stock option plan. However, it allows an entity to continue to account for such items using Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. The Company elected this option, which alternatively requires pro forma disclosure of net income and earnings per share, as if compensation expense had been recognized. As a result, the adoption of SFAS No. 123 in 1996 had no effect on the financial condition or results of operations of the Company. The provisions of SFAS No. 123 are more fully described in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

    LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to operate its resorts, purchase and develop land, construct homes and homesites and to acquire, to develop and to operate commercial property. Prior to the Company's separation from Dole in December of 1995, the Company financed its operations, acquisitions and developments primarily from capital contributions by Dole and, to a lesser extent, borrowings from a group of banks. In May 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this agreement, the banks agreed to provide a three-year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At December 31, 1997 the Borrowing Base allowed the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At December 31, 1997, total borrowings under the Credit Agreement were $176 million with an interest rate of 7.35%. At December 31, 1997, the Company was in compliance with the various financial covenants of the Credit Agreement.

    The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October of 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with interest rates ranging from 7.07% to 7.45% at December 31, 1997. These agreements mature on October 1, 2002. Notional amounts do not represent cash flow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $48,000 of additional interest expense in 1997, compared to what interest expense would have been had the debt remained at variable rates.

    In Bakersfield, the Company periodically creates assessment districts with the City of Bakersfield to issue bonds to finance infrastructure improvements. The bonds are repaid by property owners over a 20-year period and have interest rates averaging approximately 7%. As of December 31, 1997, the Company had $10.2 million in bond liability.

    The cash flow from each of the Company's residential developments differs substantially from their reported earnings, depending on the status of the development cycle. The initial years of development require significant cash outlays for, among other things, land acquisition costs, major roads, interchanges, infrastructure, model homes, sales and administration facilities, landscaping and certain utilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as cost of operations includes charges for substantial amounts of previously expended costs.

    The Company expects 1998 residential development expenditures to be approximately $75 million for Hawaii residential projects and $22 million for Bakersfield/Arizona residential projects. Approximately $61 million of the Oahu residential development expenditures relate to house construction and onsite improvements. These expenditures, however, are driven by market conditions and will fluctuate based on new home orders. In addition, the Company expects to spend approximately $11 million in 1998 for the new Keene's Pointe residential development in Orlando, Florida. This project will be developed through the Company's partnership with Golden Bear International, Inc. (a company wholly owned by professional golfer Jack Nicklaus). The project, which is expected to consist of approximately 1,058 homesites, will feature a high-end, daily fee Jack Nicklaus signature course as the central amenity. The initial land purchase closed escrow in December 1997, with lot sales expected to commence in 1998.

    The Company expects 1998 capital expenditures for its commercial operations to be approximately $37 million and $10 million for the U.S. mainland and for Oahu, respectively. Significant planned expenditures on the mainland include the completion of Phase III of the Marketplace shopping center in Bakersfield ($4 million), commencement of construction on phase I of a 167,000 square foot office complex in Raleigh, North Carolina ($2 million), completion of Two Premier Plaza office building in Atlanta, Georgia ($2 million), construction of an R.V. Park in Sierra Vista ($3 million), construction of a 100,000 square foot build-to-suit manufacturing facility in Bakersfield ($3 million), completion of the Coyote Creek golf course and clubhouse adjacent to the Company's existing course in San Jose, California ($11 million), and construction of the Keene's Pointe Golf Course ($11 million). Significant expenditures on Oahu are planned to include additional development and tenant improvement costs at the Dole Cannery ($8 million) and Town Center of Mililani ($2 million).

    The Company expects the resort developmental and capital expenditures in 1998 to be approximately $18 million and $7 million, respectively. The developmental expenditures primarily relate to the Manele residential development and will be driven by sales activity.

    On February 1, 1998, the Company signed an agreement to form a venture with Horizon/Glen Outlet Centers Limited Partnership, the lessee of the Dole Cannery Outlet Center in Honolulu, Hawaii. The Company will own a substantial majority of the venture and control its operations. Horizon will contribute to the venture its rights and obligations under the lease of the Dole Cannery Outlet Center. Horizon will also contribute to the venture substantially all of its economic interest in an outlet center in Lake Elsinore, California, subject to existing mortgage financing, together with certain vacant property adjacent to such outlet center. In exchange for its contributions to the venture, Horizon will be released from all continuing obligations under the Dole Cannery lease, including any commitments with respect to the operation of the Dole Cannery. The closing of this transaction will not result in a gain or loss to Castle.

    In the fourth quarter of 1995, as partial consideration for Dole's real estate and resort business, the Company issued to Dole 3,500 shares of preferred stock, $10,000 par value, of the Company ("Preferred Stock"). In connection with the separation, Dole sold the Preferred Stock to qualified institutional buyers. The Preferred Stock was redeemable, in whole or in part, at the option of the holder during the 90-day period commencing on December 8, 1997. The redemption price, payable upon the exercise of the holder's option, was the sum of the liquidation value, cumulative and unpaid dividends, and a redemption premium of $400 per share or $1.4 million in the aggregate. On December 8, 1997, all outstanding shares of Preferred Stock were redeemed for $36.4 million. Preferred stock dividends declared and paid totaled $3.3 million in 1997.

    The Company believes that the funds available under the Credit Agreement and cash generated from operations combined with selective sales of commercial and other properties from time to time will be adequate for its short-term and long-term cash needs. There can be no assurance, however, that the amounts available from such sources will be sufficient. The Company may be required to seek additional capital in the form of public equity or debt offerings or from a variety of potential sources, including additional bank financing or assessment district financing.

    During 1997, cash provided by operations was $34 million, compared to $47 million in 1996. This decrease is primarily due to a net decrease in real estate development in 1996. In 1997, the real estate development balance did not significantly fluctuate from the prior year. In addition, the Company's net tax refund during 1997 was $10 million compared to net income tax payments of $21 million in 1996. As noted above, the cash flow for each of the Company's residential projects can differ substantially from reported earnings, depending on the status of the development cycle. As of December 31, 1997 the Company will have expended approximately 73% of the projected infrastructure costs at Mililani Mauka while it has delivered only 49% of the total planned homes of 6,213. As of December 31, 1997, at the Company's Royal Kunia community, the Company had expended approximately 83% of the projected land and infrastructure costs while it had delivered only 36% of the total planned homes of 1,748. As of December 31, 1997, at the Company's Seven Oaks master planned community in Bakersfield, the Company had expended approximately 70% of the projected costs for infrastructure, golf course and clubhouse and had delivered 30% of the planned homes and homesites of 1,514. The slow down in the Oahu market has required the Company to focus more closely on inventory management, staffing and infrastructure development in order to maximize cash flow from operations.

    During 1996, cash provided by operations was $47 million, compared to $44 million in 1995. This increase is primarily due to a net decrease in real estate developments partially offset by 217 fewer residential unit sales on Oahu in 1996 as compared to 1995.

    Cash used in investing activities was $33 million in 1997, which is attributable to capital expenditures. Significant capital expenditures in 1997 include the construction of the Premier II office building ($11 million), construction of the Marketplace shopping center second phase ($7 million), partial construction of the Coyote Creek golf course ($6 million), construction of a new office building adjacent to the Regents Center ($2 million), partial construction of additional employee housing on Lanai ($1 million), and completion of a waste water treatment facility on Lanai to primarily service the Manele residential project ($1 million).

    Cash provided from investing activities of $547,000 in 1996 includes the sale of three Mississippi apartment complexes and one Bakersfield office building for an aggregate amount of approximately $36 million largely offset by capital expenditures of approximately $36 million. Significant capital expenditures in 1996 include the Dole Cannery redevelopment (approximately $5 million), construction of the Marketplace shopping center (approximately $11.2 million), construction of the fourth office building at Horizon (approximately $2.9 million), the cost of land and construction relating to the second office building at Premier Plaza (approximately $2 million), construction of a waste water treatment facility to primarily service the Manele residential project (approximately $3.2 million) and general maintenance and/or improvements to the resorts on Lanai (approximately $4.5 million).

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

    The Company uses software and related technologies that will be affected by the date change in the Year 2000. The Company continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of changes required to address this issue. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. These costs are not expected to have a significant impact on the Company's ongoing results of operations. Similarly, while it is not possible to quantify the cost to the Company that may result from year 2000 problems that may be experienced by its suppliers, the Company does not anticipate that they will have a material adverse impact on its business.

    BACKLOG

    At December 31, 1997, the Company's residential operations had a backlog of new orders of 46 homes and 405 homesites. The value of the homes and homesites backlog at December 31, 1997 was $12 million and $20 million, respectively. The Company anticipates delivering the majority of these homes and homesites during the balance of 1998. It is currently the Company's practice to include a home or homesites in backlog at the contract price upon execution of a sales contract and receipt of money on deposit, and to remove it from backlog upon closing of escrow. In the past, the Company has generally allowed prospective home purchasers who are unable to obtain financing to cancel their contracts and has refunded their deposits. During the past five years, the Company experienced an average home contract cancellation rate of approximately 25%. Since primarily all homesite sales are to local homebuilders, the Company has experienced insignificant cancellations after executing a homesite sales contract. No assurance can be given that the Company will be able to enter into or close pre-construction sales contracts for its homes or homesites in the future. In addition, the backlog may vary substantially because the Company's projects are long-term and are frequently at different development stages. At December 31, 1997, the backlog of new orders on the island of Lana'i included 10 luxury townhomes, one home and one homesite. The total value of this backlog at December 31, 1997 was $16.4 million.

    INTEREST RATES AND CHANGING PRICES

    The Company's business is significantly affected by general economic conditions in Hawaii and California and, particularly, by fluctuations in interest rates. Higher interest rates may decrease the potential market for new homes by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. In Hawaii, because pricing on "affordable" homes is based primarily on mortgage payments, increasing mortgage interest rates will lower the prices of "affordable" homes. Inflation also has a detrimental effect on operating costs, but can lead to higher values for the Company's existing landholdings.

    RISK FACTORS

    The statements contained herein, which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors, which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, capital resources, interest rates and other risks inherent in the real estate business. For further information on factors, which could impact the Company and the statements, see "Item 1. Business" in Part I of this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Castle & Cooke, Inc.:

    We have audited the accompanying consolidated balance sheets of Castle & Cooke, Inc. (a Hawaii corporation, formerly the real estate and resorts business of Dole Food Company, Inc.) and subsidiaries as of December 31, 1997 and December 31, 1996 and the related consolidated statements of operations and cash flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle & Cooke, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement Schedule III -Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, presents fairly, in all material respects, the information required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 6, 1998

                              CASTLE & COOKE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                                                                      PREDECESSOR
                                                                                                        (DOLE)
                                                                                 1997        1996        1995
                                                                              ----------  ----------  -----------
REVENUES
  Residential property sales................................................  $  133,715  $  193,660   $ 241,720
  Resort operations.........................................................      56,304      52,529      46,106
  Commercial and other operations...........................................      51,144      57,928      53,325
  Gain on sale of income producing properties...............................      --           4,207         400
                                                                              ----------  ----------  -----------
    Total revenues..........................................................     241,163     308,324     341,551
                                                                              ----------  ----------  -----------

COST OF OPERATIONS
  Cost of residential property sales........................................     121,812     169,612     191,700
  Cost of resort operations.................................................      71,194      69,836      72,857
  Cost of commercial and other operations...................................      30,148      39,619      36,013
  General and administrative expenses.......................................      14,079      13,900      12,393
  Write-down of certain properties to fair value............................      --          --         176,000
                                                                              ----------  ----------  -----------
    Total costs of operations...............................................     237,233     292,967     488,963
                                                                              ----------  ----------  -----------
Operating income (loss).....................................................       3,930      15,357    (147,412)
Interest and other income, net..............................................       3,253       1,795       1,987
Interest expense, net.......................................................       1,103       1,923      --
                                                                              ----------  ----------  -----------
Income (loss) before income taxes...........................................       6,080      15,229    (145,425)
Income tax (provision) benefit..............................................      (2,207)     (6,016)     59,625
                                                                              ----------  ----------  -----------
Net income (loss)...........................................................       3,873       9,213     (85,800)
Preferred stock dividend and accretion......................................      (3,977)     (4,200)       (224)
                                                                              ----------  ----------  -----------
Net (loss) income available to common shareholders..........................  $     (104) $    5,013   $ (86,024)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Basic (loss) earnings per common share......................................  $     (.01) $     0.25   $   (4.31)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Diluted (loss) earnings per common share....................................  $     (.01) $     0.25   $   (4.31)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            1997          1996
                                                                                        ------------  ------------
                                                      ASSETS

Cash and cash equivalents.............................................................  $      1,612  $      5,663
Receivables, net......................................................................        30,530        32,567
Real estate developments..............................................................       511,542       511,358
Property and equipment, net...........................................................       460,919       444,435
Income tax receivable.................................................................       --              9,209
Other assets..........................................................................        19,415        16,590
                                                                                        ------------  ------------
    Total assets......................................................................  $  1,024,018  $  1,019,822
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable.........................................................................  $    176,101  $    142,130
Note payable to Dole..................................................................        10,000        10,000
Accounts payable......................................................................        18,162        16,630
Accrued liabilities...................................................................        28,263        30,150
Deferred taxes........................................................................       176,357       172,819
Deferred income and other liabilities.................................................        31,391        29,086
                                                                                        ------------  ------------
    Total liabilities.................................................................       440,274       400,815
                                                                                        ------------  ------------
Commitments and contingencies

Redeemable preferred stock, $10,000 par value; 0 and 3,500 shares issued and
  outstanding at December 31, 1997 and 1996, respectively.............................       --             35,700

Common shareholders' equity:
  Common stock, no par value; 19,996,288 and 19,954,725 shares issued and outstanding
    at December 31, 1997 and 1996, respectively.......................................       511,616       511,075
  Retained earnings...................................................................        72,128        72,232
                                                                                        ------------  ------------
    Total common shareholders' equity.................................................       583,744       583,307
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  1,024,018  $  1,019,822
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                              CASTLE & COOKE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PREDECESSOR
                                                                                                         (DOLE)
                                                                                 1997        1996         1995
                                                                              ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................................  $    3,873  $    9,213   $  (85,800)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Write-down of certain properties to fair value..........................      --          --          176,000
    Gain on sale of income producing properties.............................      --          (4,207)        (400)
    Depreciation............................................................      17,594      17,420       24,713
    Other...................................................................         287         472       --

  Changes in operating assets and liabilities:
    Decrease (increase) in receivables, net.................................         870       2,498       (5,290)
    Decrease (increase) in real estate developments, net....................         717      45,105      (51,681)
    Decrease in income tax receivable.......................................       9,209      --           --
    Increase (decrease) in accounts payable.................................       1,532     (10,067)     (12,699)
    (Decrease) increase in accrued liabilities..............................        (852)      1,138       10,729
    Increase (decrease) in income taxes.....................................       3,538     (15,267)     (73,890)
    Net change in other assets and liabilities..............................      (2,500)        577       62,656
                                                                              ----------  ----------  ------------
  Net cash provided by operating activities.................................      34,268      46,882       44,338
                                                                              ----------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of income producing properties.........................      --          36,231       15,000
  Acquisition of property and equipment.....................................     (33,114)    (35,684)     (14,625)
                                                                              ----------  ----------  ------------
  Net cash (used in) provided by investing activities.......................     (33,114)        547          375
                                                                              ----------  ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (reductions) under revolving loan agreement................      33,971     (42,870)     185,000
  Redemption of redeemable preferred stock..................................     (36,400)     --           --
  Preferred stock dividends paid............................................      (3,277)     (3,724)      --
  Proceeds from exercise of stock options...................................         501          47       --
  Distributions to Dole, net................................................      --          --         (226,336)
                                                                              ----------  ----------  ------------
  Net cash used in financing activities.....................................      (5,205)    (46,547)     (41,336)
                                                                              ----------  ----------  ------------
  (Decrease) increase in cash and cash equivalents..........................      (4,051)        882        3,377
  Cash and cash equivalents at beginning of year............................       5,663       4,781        1,404
                                                                              ----------  ----------  ------------
  Cash and cash equivalents at end of year..................................  $    1,612  $    5,663   $    4,781
                                                                              ----------  ----------  ------------
                                                                              ----------  ----------  ------------

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries and controlled joint ventures. All significant inter-company accounts and transactions have been eliminated. The Company's investments in unconsolidated joint ventures in which it has less than a controlling interest are accounted for under the equity method.

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

    CARRYING VALUE OF REAL ESTATE ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") in the

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) third quarter of 1995. Under SFAS No. 121, real estate assets are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable such as a significant decrease in market value, a significant adverse change in legal factors or business climate, a significant change in intended use, an accumulation of costs significantly in excess of the amount originally expected, or current period losses combined with a history of losses or a forecast of continuing losses. If indications are that the carrying amount of an asset may not be recoverable, SFAS No. 121 requires an estimate of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to an amount a willing buyer would pay for such property in a current transaction, that is, other than in a forced or liquidation sale.

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

    EARNINGS PER COMMON SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share. The adoption of SFAS No. 128 had no effect on earnings per share amounts previously reported for the years ended 1996 and 1995. Basic earnings per share was computed by dividing net income (loss), after reduction for preferred stock dividends and accretion, by the sum of (1) the weighted average number of shares of common stock outstanding during the year and

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(2) the weighted average number of non-employee director grants outstanding during the year. The computation of diluted earnings per share further assumes the dilutive effect of stock options. The weighted average number of shares of common stock outstanding were 19,971,381 and 19,953,938 for 1997 and 1996, respectively. The weighted average number of shares of common stock outstanding is assumed to be 19,951,578 for 1995 which was the number of common shares outstanding immediately after the December 28, 1995 distribution date. The weighted average number of non-employee director grants outstanding was 3,841 and 1,331 for 1997 and 1996, respectively. There were no non-employee director grants outstanding in 1995.

    The 1996 computation of dilutive earnings per share includes the assumed exercise of 66,207 options outstanding. The 1997 and 1995 computation of dilutive earnings per share does not include the assumed exercise of 62,971 and 18,055 options outstanding, respectively, because their effect was anti-dilutive.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and time deposits which have original maturities of three months or less at the time of purchase.

    FINANCIAL INSTRUMENTS

    The Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For short-term financial instruments, the historical carrying amount is a reasonable estimate of fair value. For long-term financial instruments not readily marketable (primarily receivables and notes payable), fair values were estimated based upon discounted future cash flows at prevailing interest rates. For interest rate swaps, the fair value of the interest rate swaps is the settlement amount, based on estimates obtained from dealers. Based on these estimates, the Company would be required to pay approximately $698,000 to terminate its swap agreements as of December 31, 1997.

    It is estimated that the carrying value of the Company's other financial instruments are not materially different from their recorded amounts as of December 31, 1997 and December 31, 1996.

    ENVIRONMENTAL COSTS

    The Company incurs on-going environmental costs, including consulting fees for environmental studies and investigations. Costs incurred in connection with operating properties and properties previously sold are expensed. Expenditures that relate to undeveloped land are capitalized as part of development costs. Reserves for estimated costs are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements, if any. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves and environmental remediation costs charged to operations for 1997, 1996 and 1995 were not significant.

                              CASTLE & COOKE, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS

    In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS" No. 128"). This statement revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS No. 128 had no effect on the financial position or results of operations of the Company.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131"). The Company will adopt SFAS No. 131, as required, in 1998. Since SFAS No. 131 requires additional disclosure only, it will have no effect on the financial condition or results of operations of the Company.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

NOTE 3--SUBSEQUENT EVENT

    On February 1, 1998, the Company signed an agreement to form a venture with Horizon/Glen Outlet Centers Limited Partnership, the lessee of the Dole Cannery Outlet Center in Honolulu, Hawaii. The Company will own a substantial majority of the venture and control its operations. Horizon will contribute to the venture its rights and obligations under the lease of the Dole Cannery Outlet Center. Horizon will also contribute to the venture substantially all of its economic interest in an outlet center in Lake Elsinore, California, subject to existing mortgage financing, together with certain vacant property adjacent to such outlet center. In exchange for its contributions to the venture, Horizon will be released from all continuing obligations under the Dole Cannery lease, including any commitments with respect to the operation of the Dole Cannery. The closing of this transaction will not result in a gain or loss to Castle.

NOTE 4--RECEIVABLES

    The following is a summary of receivables (in thousands):

                                                                            1997       1996
                                                                         ----------  ---------
Notes receivable bearing interest of 7% to 11%, secured by real
  property and improvements............................................  $   12,337  $  14,147
Receivable from joint venture partner..................................       8,010      6,319
Escrow holdbacks.......................................................       1,520      3,163
Other receivables......................................................      10,153     10,181
  Less allowance for doubtful accounts.................................      (1,490)    (1,243)
                                                                         ----------  ---------
                                                                         $   30,530  $  32,567
                                                                         ----------  ---------
                                                                         ----------  ---------

    The weighted average interest rates of all notes receivable were approximately 9.0% at December 31, 1997 and 9.2% at December 31, 1996.

                              CASTLE & COOKE, INC.

NOTE 5--REAL ESTATE DEVELOPMENTS

    Real estate developments consist of the following (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Finished inventory....................................................  $   84,339  $   71,027
Development projects in progress......................................     233,479     242,994
Unimproved lands held for future development..........................     193,724     197,337
                                                                        ----------  ----------
                                                                        $  511,542  $  511,358
                                                                        ----------  ----------
                                                                        ----------  ----------

    Finished inventory included $13.6 million and $8.3 million of homes reserved by deposit or sales contract as of December 31, 1997 and December 31, 1996, respectively. Additionally, finished inventory included $4.1 million and $5.5 million of homesites reserved by option contract as of December 31, 1997 and December 31, 1996, respectively. Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses and condominiums, which are in various stages of development but not ready for sale.

    The Company constructed a country club and golf course in its Seven Oaks master planned community in Bakersfield, California. These and other related assets will be contributed by the Company to the Seven Oaks Country Club, a nonprofit organization, at the earlier of the time at which the club has 450 active golf memberships or October 31, 2002. The Company has the right to sell memberships in the club and is obligated to fund operating shortfalls until the club is transferred. The operating cash shortfalls totaled approximately $1.8 million, $1.6 million and $1.6 million for 1997, 1996 and 1995, respectively, and were capitalized. The Company's net investment in these amenities included in real estate developments was $30 million and $31.6 million at December 31, 1997 and December 31, 1996, respectively. Over the life of the project, the Company expects to invest approximately $44 million, which includes an estimate of the future funding requirements for the golf course and country club. Over the life of the project, $13 million of this investment is expected to be recovered from the sale of country club memberships. The balance of the costs of approximately $31 million is being amortized through cost of residential property sales as homesites and homes are sold. Management believes such costs will be recovered through the sale of the residential lots surrounding the country club.

NOTE 6--PROPERTY AND EQUIPMENT

    Major classes of property and equipment were as follows (in thousands):

                                                                         1997         1996
                                                                      -----------  -----------
Land and land improvements..........................................  $   244,567  $   233,341
Buildings and improvements..........................................      252,057      235,916
Equipment...........................................................       95,453       95,299
Construction in progress............................................       26,989       20,708
                                                                      -----------  -----------
                                                                          619,066      585,264
Accumulated depreciation............................................     (158,147)    (140,829)
                                                                      -----------  -----------
                                                                      $   460,919  $   444,435
                                                                      -----------  -----------
                                                                      -----------  -----------

    Depreciation expense for 1997, 1996 and 1995 totaled $18 million, $17 million and $25 million, respectively.

                              CASTLE & COOKE, INC.

NOTE 6--PROPERTY AND EQUIPMENT (CONTINUED)
    During 1995, Castle reviewed certain of its real estate and resort holdings to determine whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery of the carrying amount of such property. The review focused on the Lana'i resort properties due to certain adverse developments affecting such properties that occurred subsequent to Castle's 1994 fiscal year end. These developments included the slower than expected pace of home sales at the Koele project during 1995, delays encountered in June 1995 in obtaining necessary permits for the Manele Bay project, and disappointing occupancy results at the Manele Bay Hotel during the third quarter of 1995. Under Statement of Financial Accounting Standards No. 67--"Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS No. 67"), the Lana'i resort properties would have been written down by approximately $91 million to their net realizable value as of September 30, 1995. However, in the third quarter of 1995, Castle elected to adopt SFAS No. 121 , which requires impaired property to be written down to fair value. In accordance with SFAS No. 121, an impairment loss of $168 million (pre-tax) was recorded in the accompanying statements of operations. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment loss of $8 million (pre-tax) was recorded in the third quarter of 1995 for certain other residential properties that were also determined to be impaired.

NOTE 7--NOTES PAYABLE

    Notes payable consists of the following (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Borrowings under revolving loan agreements, at an average interest rate of 7.6% and 7.4% in 1997 and 1996, respectively................  $  176,000  $  142,000
Other.................................................................         101         130
                                                                        ----------  ----------
Total notes payable...................................................     176,101  $  142,130
                                                                        ----------  ----------
                                                                        ----------  ----------

    In May 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving line of credit of up to $250 million, based upon a percentage of the value of certain commercial properties and homebuilding inventory (the "Borrowing Base"). The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. The Credit Agreement contains customary covenants including, but not limited to, negative pledges; limitations on consolidations; sale of assets; limitations on other debt; financial covenants relating to tangible net worth, interest coverage, cash flow and inventory levels. At December 31, 1997, the Company was in compliance, and the Borrowing Base was $250 million with a book value of $416 million.

    In October of 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with interest rates ranging from 7.07% to 7.45% at December 31, 1997. These agreements mature on October 1, 2002. Notional amounts do not represent cash flow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $48,000 of additional interest expense in 1997, compared to what interest expense would have been had the debt remained at variable rates.

                              CASTLE & COOKE, INC.

NOTE 7--NOTES PAYABLE (CONTINUED)
    In December 1995, the Company issued a $10 million term note to Dole in connection with the Distribution. The unsecured note bears interest at 7% per annum and matures on December 8, 2000.

    The total interest paid, net of capitalized interest, was $822,000 and $1.5 million in 1997 and 1996, respectively. All interest paid in 1995 was capitalized.

    The following is a summary of interest costs incurred (in thousands):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Capitalized in real estate developments and property and
  equipment...................................................  $  10,745  $  10,696  $   1,708
Expensed......................................................      1,103      1,923     --
                                                                ---------  ---------  ---------
                                                                $  11,848  $  12,619  $   1,708
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 8--LEASES

    The Company receives rental income from the leasing of retail, office and industrial building space under operating leases. Future minimum rentals, under non-cancelable operating leases over the next five years (excluding tenant reimbursements of operating expenses) as of December 31, 1997, were as follows (in thousands):

                                                                   COMBINED RETAIL
                                                                     AND OFFICE     LEASE WITH
                                                                   BUILDING SPACE      DOLE
                                                                   ---------------  -----------
1998.............................................................    $    25,544     $     173
1999.............................................................         24,743        --
2000.............................................................         22,716        --
2001.............................................................         20,459        --
2002.............................................................         17,590
Thereafter.......................................................        112,679        --
                                                                   ---------------       -----
                                                                     $   223,731     $     173
                                                                   ---------------       -----
                                                                   ---------------       -----

    The leases also provide for additional rentals based on increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

NOTE 9--INCOME TAXES

    The provision for income taxes and the related liability are reflected in the consolidated financial statements presented herein as if the Company had been operating on a stand-alone basis prior to the December 28, 1995 Distribution.

    In connection with the Distribution, the assets were recorded by the Company at a new tax basis equal to the aggregate fair market value of the stock and notes issued to Dole and the liabilities that were assumed by the Company in connection with the transaction. The difference in the new tax basis in comparison to the historical book value of the real estate and resorts assets recorded in the financial statements created a large deferred tax liability. Dole has agreed to indemnify and hold the Company harmless for any federal, state and local income taxes which may be imposed for all periods prior to the

                              CASTLE & COOKE, INC.

NOTE 9--INCOME TAXES (CONTINUED)
Distribution that have not been paid or provided for in the Company's consolidated balance sheet. In 1997, the Company made income tax payments of approximately $4.6 million and received income tax refunds of approximately $15.1 million. In 1996, the Company made income tax payments of approximately $21 million.

    The components of the income tax expense (benefit) were as follows (in thousands):

                                                                1997       1996        1995
                                                              ---------  ---------  ----------
Current taxes:
  Federal...................................................  $   4,629  $  11,495  $   12,177
  State.....................................................        602      1,360       2,088
                                                              ---------  ---------  ----------
    Total...................................................  $   5,231  $  12,855  $   14,265
                                                              ---------  ---------  ----------
Deferred taxes:
  Federal...................................................  $  (2,676) $  (6,116) $  (63,077)
  State.....................................................       (348)      (723)    (10,813)
                                                              ---------  ---------  ----------
    Total...................................................  $  (3,024) $  (6,839) $  (73,890)
                                                              ---------  ---------  ----------
Provision (benefit) for income taxes........................  $   2,207  $   6,016  $  (59,625)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory income tax rate for the following reasons (in thousands):

                                                                   1997       1996        1995
                                                                 ---------  ---------  ----------
Expense (benefit) computed at U.S. federal statutory income tax
  rate.........................................................  $   2,128  $   5,330  $  (50,899)
State and local income tax, net of federal income tax
  benefit......................................................        244        630      (8,726)
Other..........................................................       (165)        56      --
                                                                 ---------  ---------  ----------
Reported income tax (benefit) expense..........................  $   2,207  $   6,016  $  (59,625)
                                                                 ---------  ---------  ----------
                                                                 ---------  ---------  ----------

    Deferred income taxes result from the temporary differences in the financial and tax bases of assets and liabilities. The sources of deferred tax liabilities (assets) and the tax effect of each were comprised of the following (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Differences between book values assigned in prior acquisitions and tax values..............................................................  $  174,148  $  171,048
Other, net............................................................       2,209       1,771
                                                                        ----------  ----------
                                                                        $  176,357  $  172,819
                                                                        ----------  ----------
                                                                        ----------  ----------

                              CASTLE & COOKE, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    Total deferred tax liabilities and deferred tax (assets) were as follows (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Total deferred tax liabilities........................................  $  177,612  $  174,465
Total deferred tax assets.............................................      (1,255)     (1,646)
                                                                        ----------  ----------
                                                                        $  176,357  $  172,819
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 10--PENSION AND RETIREMENT PLANS

    Certain full-time employees participate in qualified defined benefit pension plans. Certain highly paid employees also receive a portion of their benefits from a non-qualified defined benefit pension plan. Benefits under these plans are generally based on each employee's eligible compensation and years of service. The Company's funding policy is to fund the service costs of its plan, preferably on a tax-deductible basis.

    The net pension cost for the Company's pension plans includes the following components (in thousands):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Service cost benefits earned during the year..................  $     681  $     781  $     759
Interest cost on projected benefit obligation.................      1,330      1,258      1,180
Actual (return) loss on funded plan assets....................     (2,059)    (1,480)    (3,321)
Other, net....................................................        658        211      2,202
                                                                ---------  ---------  ---------
Net pension cost..............................................  $     610  $     770  $     820
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The funded status of the Company's pension plans at December 31, 1997 and December 31, 1996 is summarized as follows (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Actuarial present value of accumulated benefit obligations:
  Vested..............................................................  $   18,179  $   15,888
  Non-vested..........................................................         635         425
                                                                        ----------  ----------
    Total.............................................................  $   18,814  $   16,313
                                                                        ----------  ----------
                                                                        ----------  ----------

Actuarial present value of projected benefit obligations..............  $   20,037  $   18,040
Plan assets at fair value, primarily stocks and bonds.................     (18,068)    (16,628)
                                                                        ----------  ----------
Excess of projected benefit obligations over plan assets..............       1,969       1,412
Unamortized prior service cost........................................         (26)        (21)
Unrecognized net gain.................................................         448         876
Unrecognized net obligations..........................................         (52)        (69)
                                                                        ----------  ----------
Accrued pension liability.............................................  $    2,339  $    2,198
                                                                        ----------  ----------
                                                                        ----------  ----------

                              CASTLE & COOKE, INC.

NOTE 10--PENSION AND RETIREMENT PLANS (CONTINUED)
    The projected benefit obligations for the plans were determined using discount rates of 7.25% for 1997 and 7.5% for 1996. The assumed rate of increase in future compensation levels is 4.0% for 1997 and 4.5% for 1996.

    Effective January 1, 1993, post retirement medical and life insurance benefits were eliminated; however, certain full time employees who met minimum age and service requirements continue to be eligible for the post-retirement medical and life insurance benefits. The Company pays the full cost of participants' life insurance coverage and makes contributions based on years of service to the cost of participants' medical insurance coverage, subject to a maximum annual contribution.

    The status of the Company's post-retirement benefit plan is summarized as follows (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
  Accumulated post-retirement benefit obligations ("APBO"):
Retirees...................................................................  $   2,069  $   1,806
Other fully eligible participants..........................................        235        208
Other active employees.....................................................        338        491
                                                                             ---------  ---------
                                                                                 2,642      2,505
Unrecognized gain..........................................................        173        278
                                                                             ---------  ---------
Accrued post-retirement benefit cost included in accrued expenses..........  $   2,815  $   2,783
                                                                             ---------  ---------
                                                                             ---------  ---------

    The post-retirement benefit cost includes the following components (in thousands):

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Service cost-benefits earned during the year..........................  $      12  $      18  $      25
Interest cost on APBO.................................................        185        178        217
Other, net............................................................     --             (5)    --
                                                                        ---------  ---------  ---------
Net post-retirement benefit cost......................................  $     197  $     191  $     242
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The weighted average discount rates used to determine the accumulated post-retirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and 1996, respectively. An annual rate of increase in the per capita cost of covered health care benefits of 9% in 1998 decreasing to 5% in 2006 and thereafter was assumed in determining the APBO for 1997 and 9.50% in 1997, decreasing to 5% in 2006 was assumed in determining the APBO for 1996. Increasing the assumed health care cost trend rate by one percentage point would not materially affect the Company's APBO or the service and interest cost components of net post-retirement benefit costs for 1997 or 1996. The plans are not funded.

    Retirement benefits are provided to most salaried and hourly non-bargaining Company employees under a 401(k) savings plan. The terms of this plan provide for the Company to partially match tax deferred employee contributions. Substantially all full-time salaried and hourly employees meeting age and length of service requirements are eligible to participate in the plan. Total Company contributions to these plans for 1997, 1996 and 1995 were $468,000, $467,000 and $352,000, respectively.

    The Company also participates in multi-employer pension plans provided under certain of its collective bargaining agreements which also provide for pension benefits. Total contributions to these plans were $232,000, $338,000 and $530,000 for 1997, 1996 and 1995, respectively. Information from the plans'

                              CASTLE & COOKE, INC.

NOTE 10--PENSION AND RETIREMENT PLANS (CONTINUED) administrators is not available to permit the Company to determine its share of unfunded vested benefits, if any. The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

NOTE 11--REDEEMABLE PREFERRED STOCK

    Authorized Redeemable 10% Preferred Stock consists of 5,000 shares of $10,000 par value. The holders of the Preferred Stock are entitled to receive, when declared, cash dividends at a rate of $1,000 per share per year. Such dividends are cumulative, accrue without interest from the date of issuance and are payable quarterly in arrears on the first day of each January, April, July, and October.

    During 1995, the Company issued 3,500 shares of the Preferred Stock, which had a liquidation value of $10,000 per share plus accrued and unpaid dividends. The stock was not convertible into any other class of stock and the Preferred stockholders had limited voting rights. The Preferred Stock was redeemable, in whole or in part, at the option of the holder during the 90-day period commencing on December 8, 1997. The redemption price, payable upon the exercise of the holder's option, was the sum of the liquidation value cumulative and unpaid dividends, and a redemption premium of $400 per share. The excess of the preference value over the carrying value was accreted by periodic charges to retained earnings over the initial life of the issue. On December 8, 1997, the outstanding shares were redeemed for $36.4 million.

    Preferred stock dividends declared and paid totaled $3.3 million and $3.5 million for 1997 and 1996, respectively. The dividend declared for the period from issuance (December 8, 1995) to December 31, 1995 was paid in 1996.

    Changes in Preferred Stock are summarized as follows (in thousands):

                                                                                    REDEEMABLE
                                                                                     PREFERRED
                                                                          SHARES       STOCK
                                                                         ---------  -----------
Balance at December 31,1994............................................     --          --
  Issuance.............................................................      3,500   $  35,000
                                                                         ---------  -----------
Balance at December 31, 1995...........................................      3,500      35,000
  Accretion of redemption premium......................................     --             700
                                                                         ---------  -----------
Balance at December 31, 1996...........................................      3,500      35,700
  Accretion of redemption premium......................................     --             700
  Redemption...........................................................     (3,500)    (36,400)
                                                                         ---------  -----------
Balance at December 31, 1997...........................................     --          --
                                                                         ---------  -----------
                                                                         ---------  -----------

                              CASTLE & COOKE, INC.

NOTE 12--COMMON SHAREHOLDERS' EQUITY

    Authorized capital of Castle consists of 50,000,000 shares of no par value common stock, 1,000,000 shares of no par value Preference Stock, and 1,000,000 shares of no par value Preferential Stock.

    Changes in shareholders' equity are summarized as follows (in thousands, except share data):

                                                                                                     TOTAL COMMON
                                                                              COMMON      RETAINED   SHAREHOLDERS'
                                                                 SHARES        STOCK      EARNINGS      EQUITY
                                                              ------------  -----------  ----------  -------------
Balance, December 31, 1994..................................       --       $   925,109  $  153,243   $ 1,078,352

  Net loss..................................................                                (85,800)      (85,800)
  Preferred stock dividend..................................                                   (224)         (224)
  Net effect of distribution................................    19,951,578     (187,820)     --          (187,820)
  Distributions to Dole, net................................       --          (226,336)     --          (226,336)
                                                              ------------  -----------  ----------  -------------
Balance, December 31, 1995..................................    19,951,578      510,953      67,219       578,172

  Net income................................................                                  9,213         9,213
  Preferred stock dividend and accretion....................                                 (4,200)       (4,200)
  Issuance of common stock under incentive plans............         3,147          122      --               122
                                                              ------------  -----------  ----------  -------------
Balance, December 31, 1996..................................    19,954,725      511,075      72,232       583,307

  Net income................................................                                  3,873         3,873
  Preferred stock dividend and accretion....................                                 (3,977)       (3,977)
  Issuance of common stock under incentive plans............        41,563          541      --               541
                                                              ------------  -----------  ----------  -------------
Balance, December 31, 1997..................................    19,996,288  $   511,616  $   72,128   $   583,744
                                                              ------------  -----------  ----------  -------------
                                                              ------------  -----------  ----------  -------------

    Prior to the Distribution, the Company was part of a centralized cash management system controlled by Dole. Accordingly, cash receipts and disbursements were made through Dole up until December 28, 1995. The Company borrowed amounts under this centralized system. No interest was charged related to these inter-company borrowings.

    Detailed below is an analysis of the inter-company account activity including average borrowings by year (in thousands):

                                                                                     AVERAGE
INTER-COMPANY ACTIVITY--1995                                             AMOUNTS     BALANCE
---------------------------------------------------------------------  -----------  ----------
Cost allocations.....................................................  $   --
Cash advances........................................................      584,369
Cash payments........................................................     (766,128)
Other................................................................        1,647
Capitalized inter-company balance....................................      (46,224)
                                                                       -----------  ----------
  Total for 1995.....................................................  $  (226,336) $  811,000
                                                                       -----------  ----------
                                                                       -----------  ----------

NOTE 13--STOCK OPTIONS AND AWARDS

    The Castle & Cooke, Inc. 1995 Stock Option and Award Plan ("1995 Plan") provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards,

                              CASTLE & COOKE, INC.

NOTE 13--STOCK OPTIONS AND AWARDS (CONTINUED) performance share awards and stock bonuses to officers. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines, among other things, a fair value based method of accounting for options under an employee stock option plan. However, it also allows an entity to continue to account for such items using APB Opinion No. 25--"Accounting for Stock Issued to Employees," under which no compensation expense is recognized. The Company elected this option, which alternatively requires pro forma disclosure of net income and earnings per share as if compensation expense had been recognized. The pro forma results determined in accordance with SFAS No. 123 are as follows:

                                                                   1997       1996        1995
                                                                 ---------  ---------  ----------
Net (loss) income available to common
  shareholders:                        As reported.............  $    (104) $   5,013  $  (86,024)
                                       Pro forma...............  $    (547) $   4,805  $  (86,075)
Basic earnings (loss) per share:       As reported.............  $   (0.01) $    0.25  $    (4.31)
                                       Pro forma...............  $   (0.03) $    0.24  $    (4.31)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The assumptions used for the risk free interest rate were 6.37%, 5.54% and 7.44% for 1997, 1996 and 1995, respectively. The assumptions used for the dividend yield and expected life were zero percent and seven years, respectively, for all years. The assumption used for expected volatility rate was 28.23%, 29.56% and 29.56% for 1997, 1996 and 1995, respectively.

    Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The 1995 Plan is intended to provide an incentive to officers and key employees to remain with the Company. Stock options may be exercised for up to ten years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Board of Directors which administers the plan. The committee has the authority to determine the officers and key employees to whom awards will be made and other terms and conditions of the awards. In 1995, the Company reserved 1,000,000 common shares for the 1995 Plan, which was reduced to 988,202 in 1996.

    Stock options under Dole's 1982 and 1991 Stock Option and Award Plan, which were not exercised prior to December 28, 1995, were adjusted in connection with the separation of the real estate and resorts business from the food business. Option holders who become employees of Castle after the Distribution received options to purchase shares of Castle Common Stock shares in lieu of their Dole options. The number of shares subject to, and the exercise price of, each option were adjusted and as a result, options to purchase approximately 287,465 shares of common stock of the Company at exercise prices ranging from $10.49 to $16.79 per share were issued upon conversion of preexisting Dole options. At December 31, 1997, a total of 459,478 common shares are available for future grants.

                              CASTLE & COOKE, INC.

NOTE 13--STOCK OPTIONS AND AWARDS (CONTINUED)
    Change in stock options during 1997, 1996 and 1995 for the Company was as follows:

                                                         1997                    1996                     1995
                                                ----------------------  -----------------------  ----------------------
                                                            WTD. AVG.                WTD. AVG.               WTD. AVG.
                                                 SHARES     EX PRICE      SHARES     EX PRICE     SHARES     EX PRICE
                                                ---------  -----------  ----------  -----------  ---------  -----------
Beginning of year--outstanding................    385,743   $   13.25      287,465   $   14.56     297,561   $   14.63
Granted.......................................    149,800   $   16.38      226,000   $   12.38      15,102   $   11.50
Exercised.....................................    (41,563)  $   12.12       (3,147)  $   14.96     (17,702)  $   12.94
Canceled......................................     (9,966)  $   14.10     (124,575)  $   14.64      (7,496)  $   15.24
                                                ---------  -----------  ----------  -----------  ---------  -----------
End of year--outstanding......................    484,014   $   14.30      385,743   $   13.25     287,465   $   14.56
                                                ---------  -----------  ----------  -----------  ---------  -----------
Exercisable at end of year....................    223,051   $   13.94      192,059   $   14.13     237,969   $   14.98
                                                ---------  -----------  ----------  -----------  ---------  -----------
                                                ---------  -----------  ----------  -----------  ---------  -----------

    The options outstanding as of December 31, 1997 have exercise prices between $12.08 and $16.79 and a weighted average remaining term of 7 years. The options exercisable as of December 31, 1997 have exercise prices between $12.08 and $16.78 and a weighted average remaining term of 6 years.

    The historical stock option data for the Dole options has been adjusted and restated to reflect the effect of the Distribution on the number of shares covered by each option and the exercise price per share of each option. The Dole options of the real estate and resort employees that have been converted have been reflected as Castle options in the stock option table.

    The Castle & Cooke, Inc. Deferred Stock Compensation Plan for Non-Employee Directors (the "Plan") provides for $10,000 in eligible Directors' annual compensation to be deferred and paid in shares of common stock, in lieu of cash. The Plan is intended to attract, motivate and retain experienced directors of the Company. Each director is entitled to receive a distribution of a number of shares of stock equal to the number of shares in his or her account upon his or her termination from service on the Board. The Company has reserved 50,000 common shares for the Plan. In 1996, 2,281 shares were granted and $40,000 was recognized as compensation expense. In 1997, 2,673 shares were granted and $40,000 was recognized as compensation expense. As of December 31, 1997, a total of 4,954 shares under the Plan had been granted and 45,046 shares remain for future grants.

NOTE 14--COMMITMENTS AND CONTINGENCIES

    The Company is constructing office buildings and golf courses in various locations on the mainland. As of December 31, 1997 the estimated cost of future construction under contracts totaled approximately $30 million.

    The Company and its subsidiaries are continentally liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf. Outstanding bond commitments approximated $186 million and $154 million at December 31, 1997 and December 31, 1996, respectively.

    The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the final resolution of these lawsuits will not have a material adverse effect on its financial position or results of operations.

                              CASTLE & COOKE, INC.

NOTE 15--RELATED-PARTY TRANSACTIONS

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

    The Company received a general excise tax refund of $777,000 and $273,000 from the State of Hawaii in 1997 and 1996, respectively. Pursuant to the allocation agreement, the 1997 and 1996 refunds were paid to Dole in the first quarter of 1998 and 1997, respectively. In 1997 and 1996, the Company leased Dole office space in Bakersfield, California and Honolulu, Hawaii and farm land on Oahu and received $739,000 and $771,000, respectively, for such space. In 1997 and 1996, the Company purchased $260,000 and $277,000, respectively, of products from Dole for its retail store and hotels in Hawaii.

    In connection with the Distribution, and as partial consideration for Dole's real estate and resort business, the Company issued a promissory note to Dole in the principal amount of $10 million (the "Term Note"). The Term Note is unsecured, payable in December 2000, and bears interest at the rate of 7% per annum, payable quarterly. Interest incurred on the Term Note was $700,000 in 1997 and in 1996.

    In connection with the Distribution, the Company received a fifty percent undivided interest in a corporate aircraft that was owned by Dole. Dole retained the other fifty percent undivided interest in the aircraft. Under the Aircraft Co-ownership Agreement, the Company and Dole agreed that each party would be responsible for the direct costs associated with its use of the aircraft, and that all indirect costs would be equally shared. Pursuant to the Aircraft Co-ownership Agreement, the Company's and Dole's proportionate share of the operating costs for the aircraft during 1997 were $561,000 and $813,000, respectively. The Company's and Dole's proportionate share of the operating costs for the aircraft during 1996 were $548,000 and $577,000, respectively.

    The Company is completing negotiations to enter into transactions with an unrelated third party for the lease, sale or exchange of approximately 11 acres of undeveloped land which the Company owns in Westlake Village, California (the "Westlake Land"). The purchaser of the Westlake Land is expected to lease the property to Dole for use as Dole's corporate headquarters. Subject to approval of the purchase price by the Company's Audit Committee and execution of definitive agreements, the transaction is expected to close in the second quarter of 1998.

    The Company had an accrued liability due to Dole of $880,000 and $460,000 at December 31, 1997 and December 31, 1996, respectively.

NOTE 16--INDUSTRY SEGMENT INFORMATION

    Residential real estate activities consist primarily of holding and developing land and developing and selling homes and finished homesites on Oahu Hawaii, Bakersfield California, Sierra Vista Arizona and Orlando Florida. Resorts include the operation of two luxury hotels, with resort amenities, including two championship golf courses on the Island of Lana'i in Hawaii. In addition, it includes the development and sale of luxury vacation homes, property management and other support operations. Commercial real estate operations include development and management of office, industrial, retail golf course and apartment properties. Corporate general and administrative expenses are not allocated to industry segments and are included in commercial and other operating income. Inter-segment general and administrative expense allocations are not material.

                              CASTLE & COOKE, INC.

NOTE 16--INDUSTRY SEGMENT INFORMATION (CONTINUED)
    Revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below (in thousands):

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
REVENUES
Residential real estate.............................  $    133,715  $    193,660  $    241,720
Resorts.............................................        56,304        52,529        46,106
Commercial and other................................        51,144        62,135        53,725
                                                      ------------  ------------  ------------
                                                      $    241,163  $    308,324  $    341,551
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
OPERATING INCOME (LOSS)
Residential real estate.............................  $      6,197  $     18,579  $     36,839
Resorts.............................................       (17,528)      (20,044)     (198,054)
Commercial and other................................        15,261        16,822        13,803
                                                      ------------  ------------  ------------
                                                      $      3,930  $     15,357  $   (147,412)
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
IDENTIFIABLE ASSETS
Residential real estate.............................  $    403,930  $    418,938  $    466,117
Resorts.............................................       240,907       238,435       233,217
Commercial and other................................       379,181       362,449       372,399
                                                      ------------  ------------  ------------
                                                      $  1,024,018  $  1,019,822  $  1,071,733
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
CAPITAL EXPENDITURES
Residential real estate.............................  $        363  $      1,274  $        548
Resorts.............................................         3,684         7,642         5,017
Commercial and other................................        29,067        26,768         9,060
                                                      ------------  ------------  ------------
                                                      $     33,114  $     35,684  $     14,625
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
DEPRECIATION AND AMORTIZATION
Residential real estate.............................  $        874  $        825  $      1,084
Resorts.............................................         9,171         8,800        15,266
Commercial and other................................         7,549         7,795         8,363
                                                      ------------  ------------  ------------
                                                      $     17,594  $     17,420  $     24,713
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                              CASTLE & COOKE, INC.

NOTE 17--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents summarized quarterly results (in thousands, except per share data):

                                                                          INCOME        BASIC
                                                                          (LOSS)      EARNINGS
                                                            OPERATING    AVAILABLE   (LOSS) PER
                                                REVENUES   INCOME LOSS   TO COMMON      SHARE
                                               ----------  -----------  -----------  -----------
1997
First Quarter................................  $   54,178   $     864    $    (532)   $    (.03)
Second Quarter...............................      55,057       1,638          236          .01
Third Quarter................................      54,461         431         (574)        (.03)
Fourth Quarter...............................      77,467         997          766          .04
                                               ----------  -----------  -----------       -----
Year.........................................  $  241,163   $   3,930    $    (104)   $    (.01)
                                               ----------  -----------  -----------       -----
                                               ----------  -----------  -----------       -----

1996
First Quarter................................  $   77,058   $   4,992    $   1,628    $     .08
Second Quarter...............................      80,635       5,408        2,066          .10
Third Quarter................................      58,885       3,297        1,070          .05
Fourth Quarter...............................      91,746       1,660          249          .01
                                               ----------  -----------  -----------       -----
Year.........................................  $  308,324   $  15,357    $   5,013    $     .25
                                               ----------  -----------  -----------       -----
                                               ----------  -----------  -----------       -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for 1997, 1996 and 1995 nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). There is hereby incorporated by reference the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by referenced the information to appear under the captions "Compensation of Directors" and "Compensation of Executive Officers" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by referenced the information with respect to security ownership to appear under the captions "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                  -----
   (A) 1.  FINANCIAL STATEMENTS:

           Report of Independent Public Accountants..........................................................          36
           Audited Consolidated Financial Statements
           Consolidated Statements of Operations for the years ended December 31, 1997, December 31, 1996 and
             December 31, 1995...............................................................................          37
           Consolidated Balance Sheets at December 31, 1997 and December 31, 1996............................          38
           Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1996 and
             December 31, 1995...............................................................................          39
           Notes to Consolidated Financial Statements........................................................          40

       2.  FINANCIAL STATEMENT SCHEDULES:

           Schedule III--Real Estate and Accumulated Depreciation............................................          61

           All other schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto

       3.  EXHIBITS

EXHIBIT NO
-----------
       2.1   Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to
               Exhibit 2.1 to the Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

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

       3.3   Bylaws (incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14020).

       4.1   Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form 10/A, as amended, File No. 1-14020).

       4.2   Amended and Restated Credit Agreement dated as of May 16, 1997, among Castle & Cooke, Inc., as Borrower, and the Lenders named therein, and the Chase Manhattan Bank, as Administrative Agent and Collateral
               Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-14020).

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

EXHIBIT NO
-----------
      10.6   The Company's Deferred Stock Compensation Plan for Non-employer Directors (incorporated by reference to the Executive Compensation Plans and Arrangements--Exhibit 10.6 to the Company's Form 10Q for the
               quarterly period ended June 30, 1996, File No. 1-14020).

        21   Subsidiaries of Castle & Cooke, Inc.

        23   Consent of Arthur Andersen LLP.

        27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CASTLE & COOKE, INC.

                                By:             /s/ DAVID H. MURDOCK
                                     -----------------------------------------
                                                  David H. Murdock
                                             CHAIRMAN OF THE BOARD AND
March 25, 1998                                CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------  Chief Executive Officer       March 25, 1998
       David H. Murdock         and Director

   /s/ WALLACE S. MIYAHIRA      President--Hawaii
------------------------------  Residential and Hawaii        March 25, 1998
     Wallace S. Miyahira        Commercial Operations

    /s/ LYNNE SCOTT SAFRIT      President--North American
------------------------------  Commercial Operations and     March 25, 1998
      Lynne Scott Safrit        Director

                                Vice President and Chief
     /s/ EDWARD C. ROOHAN       Financial Officer
------------------------------  (Principal Financial          March 25, 1998
       Edward C. Roohan         Officer)

                                Vice President and
    /s/ SCOTT J. BLECHMAN       Corporate Controller
------------------------------  (Principal Accounting         March 25, 1998
      Scott J. Blechman         Officer)

     /s/ EDWARD M. CARSON
------------------------------  Director                      March 25, 1998
       Edward M. Carson

     /s/ LODWRICK M. COOK
------------------------------  Director                       March 25 1998
       Lodwrick M. Cook

     /s/ EDWARD J. HOGAN
------------------------------  Director                      March 25, 1998
       Edward J. Hogan

       /s/ DELL TRAILOR
------------------------------  Director                      March 25, 1998
         Dell Trailor

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                              CASTLE & COOKE, INC.
                            AS OF DECEMBER 31, 1997
                                    (000'S)

                                                                                                                 COLUMN E
                                                                                            COLUMN D             ---------
                                                                                 ------------------------------
                                                               COLUMN C                                            GROSS
                                                       ------------------------                                  AMOUNT AT
                                                                                 COST CAPITALIZED SUBSEQUENT TO    WHICH
                                                                                                                  CARRIED
                                                       INITIAL COST TO COMPANY                                   AT CLOSE
                                                                                           ACQUISTION            OF PERIOD
COLUMN A                               COLUMN B        ------------------------  ------------------------------  ---------
--------------------------------  -------------------             BUILDINGS AND                     CARRYING
DESCRIPTION                          ENCUMBRANCES        LAND     IMPROVEMENTS    IMPROVEMENTS        COSTS        LAND
--------------------------------  -------------------  ---------  -------------  ---------------  -------------  ---------
Verifone Office Building
  Mililani, Hawaii..............             (1)       $   1,000    $   4,188       $     251          --        $   1,000
Leilehua Office Building
  Mililani, Hawaii..............             (1)          --            2,029             946          --           --
925 Dillingham Office Building
  Honolulu, Hawaii..............             (1)           2,517        4,105             268          --            2,517
801 Dillingham Office Building
  Honolulu, Hawaii..............             (1)             500        5,049             402          --              500
Dole Center
  Office/Retail mixed use
  Honolulu, Hawaii..............             (1)          15,636       49,896           8,352          --           15,636
Town Center of Mililani
  Shopping Center
  Mililani, Hawaii..............             (1)           4,254       15,788           5,389          --            4,254
Dole Plantation
  Retail Store
  Wahiawa, Hawaii...............             (1)             222        3,446             670          --              222
10000 Ming Office Building
  Bakersfield, California.......             (1)           1,135       16,812             777          --            1,135
The Market Place
  Bakersfield, California.......             (1)           1,885        1,905          18,059          --            1,885
Schirra Court
  Industrial Warehouse
  Bakersfield, California.......             (1)             258        2,757             878          --              258
Premier Plaza Office Buildings
  Atlanta, Georgia..............             (1)           4,244       15,181          12,494          --            4,244
Landmark Center Office Buildings
  Raleigh, North Carolina.......             (1)           1,401       14,997             956          --            1,401
Horizon at Six Forks
  Office Buildings
  Raleigh, North Carolina.......             (1)           2,859        4,588           4,135          --            2,859
Regents center Office Buildings
  Tempe, Arizona................             (1)           2,659        8,024           1,679          --            2,659
One Norman Square
  Apartments
  Charlotte, North Carolina.....             (1)           1,284        9,424             150          --            1,284
                                                       ---------  -------------  ---------------          ---    ---------
                                                       $  39,854    $ 158,189       $  55,406          --        $  39,854
                                                       ---------  -------------  ---------------          ---    ---------
                                                       ---------  -------------  ---------------          ---    ---------


                                                                                                      COLUMN I
                                                                                                    ------------
                                                                                                      LIFE ON
                                                                                                       WHICH
                                                                                                    DEPRECIATION
                                                              COLUMN F       COLUMN G    COLUMN H    IN LATEST
COLUMN A                                                    -------------  ------------  ---------     INCOME
--------------------------------  BUILDING AND               ACCUMULATED     DATE OF       DATE      STATEMENTS
DESCRIPTION                       IMPROVEMENTS   TOTAL(2)   DEPRECIATION   CONSTRUCTION  ACQUIRED   IS COMPUTED
--------------------------------  -------------  ---------  -------------  ------------  ---------  ------------
Verifone Office Building
  Mililani, Hawaii..............    $   4,439    $   5,439    $     948        1989        1989       40 years
Leilehua Office Building
  Mililani, Hawaii..............        2,975        2,975          985        1989        1989       40 years
925 Dillingham Office Building
  Honolulu, Hawaii..............        4,373        6,890        1,381        1984        1984       40 years
801 Dillingham Office Building
  Honolulu, Hawaii..............        5,451        5,951        1,460        1993        1993       20 years
Dole Center
  Office/Retail mixed use
  Honolulu, Hawaii..............       58,248       73,884       13,218     1988-1996    1988-1996  20-40 years
Town Center of Mililani
  Shopping Center
  Mililani, Hawaii..............       21,177       25,431        3,950        1988        1988       40 years
Dole Plantation
  Retail Store
  Wahiawa, Hawaii...............        4,116        4,338        1,194        1989        1989       40 years
10000 Ming Office Building
  Bakersfield, California.......       17,589       18,724        6,927        1984        1987       40 years
The Market Place
  Bakersfield, California.......       19,964       21,849          443        1996        1996       40 years
Schirra Court
  Industrial Warehouse
  Bakersfield, California.......        3,635        3,893          655        1992        1992       40 years
Premier Plaza Office Buildings                                                             1993,
  Atlanta, Georgia..............       27,675       31,919        2,237     1988, 1997     1997       39 years
Landmark Center Office Buildings
  Raleigh, North Carolina.......       15,953       17,354        2,287     1984, 1986     1993       39 years
Horizon at Six Forks
  Office Buildings                                                         1989, 1990,     1993,
  Raleigh, North Carolina.......        8,723       11,582          930        1996        1996       39 years
Regents center Office Buildings                                                            1993,
  Tempe, Arizona................        9,703       12,362        1,050     1989, 1997     1997       39 years
One Norman Square
  Apartments
  Charlotte, North Carolina.....        9,574       10,858        1,543        1993        1993      27.5 years
                                  -------------  ---------  -------------
                                    $ 213,595    $ 253,449    $  39,208
                                  -------------  ---------  -------------
                                  -------------  ---------  -------------

----------------------------------
(1) This property is pledged as collateral in connection with the Company's credit agreement.

(2) Aggregate cost for federal income tax purposes as of December 31, 1997 is $207.8 million.

                              CASTLE & COOKE, INC.
                            AS OF DECEMBER 31, 1997
                                    (000'S)

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Reconciliation of cost basis:
  Balance at beginning of period.............................................  $  231,217  $  244,570  $  233,266
Additions during the period:
  Acquisitions through foreclosure...........................................      --          --          --
    Other acquisitions/newly completed property..............................       8,031       8,024      --
    Improvements, etc........................................................       5,322      17,576      20,407
    Other....................................................................      --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................      --         (36,904)       (161)
    Other....................................................................      --          --             (63)
                                                                               ----------  ----------  ----------
  Balance at close of period.................................................  $  244,570  $  233,266  $  253,449
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Reconciliation of accumulated depreciation:
  Balance at beginning of period.............................................  $   24,005  $   31,850  $   33,117
  Additions during the period:
    Depreciation expense.....................................................       7,845       6,551       6,168
    Other....................................................................      --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................      --          (5,284)        (77)
    Other....................................................................      --          --          --
                                                                               ----------  ----------  ----------
  Balance at close of period.................................................  $   31,850  $   33,117  $   39,208
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                 EXHIBIT INDEX

EXHIBIT NO
-----------
       2.1   Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to
             Exhibit 2.1 to the Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

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

       3.3   Bylaws (incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14020).

       4.1   Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
             Form 10/A, as amended, File No. 1-14020).

       4.2   Amended and Restated Credit Agreement dated as of May 16, 1997, among Castle & Cooke, Inc., as Borrower, and the Lenders named therein, and the Chase Manhattan Bank, as Administrative Agent and Collateral Agent
             (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-14020).

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

      10.3   Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995 Plan
             (incorporated herein by reference to Executive Compensation Plans and Arrangements-- Exhibit 10.3 to the
             Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.4   Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995 Plan
             (incorporated herein by reference to Executive Compensation Plans and Arrangements-- Exhibit 10.4 to the
             Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.5   Form of Nonqualified Stock Option under the 1995 Plan. (incorporated herein by reference to Executive
             Compensation Plans and Arrangements--Exhibit 10.5 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

EXHIBIT NO
-----------
      10.6   The Company's Deferred Stock Compensation Plan for Non-employer Directors (incorporated by reference to the Executive Compensation Plans and Arrangements--Exhibit 10.6 to the Company's Form 10Q for the
             quarterly period ended June 30, 1996, File No. 1-14020).

        21   Subsidiaries of Castle & Cooke, Inc.

        23   Consent of Arthur Andersen LLP.

        27   Financial Data Schedule