Form 10-Q
period 1998-03-31
CASTLE & COOKE INC/HI/
filed 1998-05-14
CIK 1002506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                           ------------------------------

                                      FORM 10-Q

                           ------------------------------

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Shares Outstanding at May 11, 1998
        -----                              ----------------------------------
Common Stock, without par value                     20,005,674 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CASTLE & COOKE, INC.

                                     FORM 10-Q
                               FOR THE QUARTER ENDED
                                   MARCH 31, 1998

                                 TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997 .......................................   3

          Consolidated Statements of Operations -- Three months
            ended March 31, 1998 and March 31, 1997 .....................   4

          Consolidated Statements of Cash Flows -- Three months
            ended March 31, 1998 and March 31, 1997 .....................   5

          Notes to Consolidated Financial Statements ....................   6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................   8


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K .........................  12

SIGNATURES ..............................................................  13

                                 CASTLE & COOKE, INC.

                             CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)



                                                           March 31,      December 31,
                                                            1998             1997
                                                         (Unaudited)       (Audited)
                                                       -------------      ------------
Cash and cash equivalents                              $      3,568       $      1,612
Receivables, net                                             32,088             30,530
Real estate developments                                    513,809            506,784
Property and equipment, net                                 464,753            460,919
Other assets                                                 21,711             19,415
                                                       -------------      ------------

     Total assets                                      $  1,035,929       $  1,019,260
                                                       -------------      ------------
                                                       -------------      ------------

Notes payable                                          $    187,969       $    176,101
Note payable to Dole                                         10,000             10,000
Accounts payable                                             20,064             18,162
Accrued liabilities                                          28,436             28,263
Deferred income taxes                                       176,983            176,357
Deferred income and other liabilities                        27,268             26,633
                                                       -------------      ------------

     Total liabilities                                      450,720            435,516
                                                       -------------      ------------

Common shareholders' equity
     Common stock                                           511,685            511,616
     Retained earnings                                       73,524             72,128
                                                       -------------      ------------
         Total common shareholders' equity                  585,209            583,744
                                                       -------------      ------------

     Total liabilities and shareholders' equity        $  1,035,929       $  1,019,260
                                                       -------------      ------------
                                                       -------------      ------------


     The accompanying notes are an integral part of these consolidated balance sheets.

                                CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

          (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------      ----------
REVENUES
     Residential and other property sales             $  26,777      $   26,927
     Resort revenues                                     17,340          15,002
     Commercial and other revenues                       13,133          12,249
                                                      ---------      ----------
          Total revenues                                 57,250          54,178

COST OF OPERATIONS
     Cost of residential and other property sales        24,603          24,161
     Cost of resort operations                           18,732          18,233
     Cost of commercial and other operations              7,860           7,288
     General and administrative expenses                  3,194           3,636
                                                      ---------      ----------
         Total cost of operations                        54,389          53,318
                                                      ---------      ----------

Operating income                                          2,861             860
Interest and other income, net                              110             371
Interest expense, net                                       888             375
                                                      ---------      ----------
Income before income taxes                                2,083             856
Income tax provision                                       (687)           (338)
                                                      ---------      ----------
Net income                                                1,396             518
Preferred stock dividend and accretion                        -          (1,050)
                                                      ---------      ----------
Net income (loss) available to common shareholders    $   1,396      $     (532)
                                                      ---------      ----------

Basic earnings (loss) per common share                $    0.07      $    (0.03)
                                                      ---------      ----------
                                                      ---------      ----------
Diluted earnings (loss) per common share              $    0.07      $    (0.03)
                                                      ---------      ----------
                                                      ---------      ----------

Average number of common shares outstanding              20,003          19,956
                                                      ---------      ----------
                                                      ---------      ----------


    The accompanying notes are an integral part of these consolidated financial statements.

                                CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                   (IN THOUSANDS)


                                                                   Three Months Ended
                                                              ---------------------------
                                                                March 31,       March 31,
                                                                  1998            1997
                                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $   1,396      $      518
     Adjustments to reconcile net income to cash flow
          provided by operating activities:
          Depreciation and amortization                           4,627           4,351
     Changes in operating assets and liabilities:
          Increase in receivables, net                           (1,558)           (899)
          Increase in real estate developments                   (7,439)         (2,465)
          Decrease in income tax receivable                           -           7,065
          Increase (decrease) in accounts payable                 1,905            (230)
          Increase (decrease) in accrued liabilities                170          (3,058)
          Increase (decrease) in deferred income taxes              626             268
          Net change in other assets and liabilities             (1,444)           (989)
                                                              ---------      ----------
     Net cash (used in) provided by operating activities         (1,717)          4,561
                                                              ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                       (8,264)         (6,131)
                                                              ---------      ----------
     Net cash used in investing activities                       (8,264)         (6,131)
                                                              ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase under revolving loan agreement                 11,868           8,990
     Proceeds from exercise of stock options                         69              33
     Preferred stock dividends paid                                   -            (875)
                                                              ---------      ----------
     Net cash provided by financing activities                   11,937           8,148
                                                              ---------      ----------

     Net increase in cash and cash equivalents                    1,956           6,578

     Cash and cash equivalents at beginning of period             1,612           5,663
                                                              ---------      ----------
     Cash and cash equivalents at end of period               $   3,568      $   12,241
                                                              ---------      ----------
                                                              ---------      ----------


    The accompanying notes are an integral part of these consolidated financial statements.

                                CASTLE & COOKE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and March 31, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects, income producing properties, and non-income producing properties. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. In addition, the statements contained herein which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors that, by their nature, involve risk and uncertainties. Potential risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets or in developing products that are different from its current products, the effect of geographic concentration of assets or markets, the impact of competitive products and pricing, and governmental regulations and the need for governmental approvals. Other factors that could cause actual future results to differ materially from past results include the following: business conditions and general economy; competitive factors; political decisions affecting land use, capital resources, interest rates and other risks inherent in the real estate business.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

NOTE 2.  EARNINGS PER COMMON SHARE

     Basic earnings per share was computed by dividing net income (loss), after reduction for preferred stock dividends and accretion, by the sum of
(1) the weighted average number of shares of common stock outstanding during the period and (2) the weighted average number of non-employee director grants outstanding during the period. The computation of diluted earnings per share further assumes the dilutive effect of stock options. The weighted average number of shares of common stock outstanding were 19,997,844 and 19,956,167 during the first quarter of 1998 and 1997, respectively. The weighted average number of non-employee director grants outstanding was 4,954 and 2,281 for 1998 and 1997, respectively.

     The computation of dilutive earnings per share during the first quarter of 1998 includes the assumed exercise of 61,217 options outstanding. The computation of dilutive earnings per share during the first quarter of 1997 does not include the assumed exercise of 66,661 options because their effect was anti-dilutive.

                                 CASTLE & COOKE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $2.5 million and $2.8 million in the first quarter of 1998 and 1997, respectively. Total interest capitalized into real estate developments and fixed assets under construction totaled approximately $2.7 million and $2.5 million in the first quarter of 1998 and 1997, respectively.

     In the first quarter of 1998, the Company made income tax payments of approximately $55,000. In the first quarter of 1997, the Company made income tax payments of $71,000 and received income tax refunds of approximately $7.1 million.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130-"Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on the Company's results of operations or financial position.

NOTE 6.  SUBSEQUENT EVENTS

     On April 1, 1998, the Company closed on its agreement to form a venture with Horizon/Glen Outlet Centers Limited Partnership, the lessee of the Dole Cannery Outlet Center in Honolulu, Hawaii. The Company owns a substantial majority of the venture and controls its operations. Horizon contributed to the venture its rights and obligations under the lease of the Dole cannery outlet center in Honolulu, Hawaii. Horizon also contributed to the venture substantially all of its economic interest in an outlet center in Lake Elsinore, California, subject to existing mortgage financing, together with certain vacant property adjacent to the outlet center. In exchange for its contributions to the venture, Horizon was released from all continuing obligations under the Dole Cannery lease, including any commitments with respect to the operation of the Dole Cannery. The closing of this transaction will not result in a gain or loss to the Company.

     On May 11, 1998, the Company announced a "Dutch Auction" self-tender offer for up to 3 million shares of the Company's common stock, representing approximately 15% of its outstanding shares. The tender price range is from not less than $17.75 to not more than $19.50 per share. The Company expects to purchase the shares with cash on hand and borrowings under its revolving credit facility. The Company expects to complete the tender offer in the second quarter of 1998.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     First quarter consolidated revenues increased 6% to $57.3 million in 1998 from $54.2 million in 1997. First quarter residential and other property sales decreased to $26.8 million in 1998 from $26.9 million in 1997. Excluding other property sales in Bakersfield, first quarter home and homesite revenues increased 6% to $26.5 million in 1998 compared to $25.0 million in 1997. This increase is primarily due to increased home deliveries at the Oahu developments. First quarter home deliveries increased 7% to 78 homes in 1998 from 73 homes in 1997. The first quarter average price per home decreased 2% to $255,000 in 1998 from $260,000 in 1997. First quarter homesite deliveries decreased 27% to 152 in 1998 from 208 in 1997. The first quarter average price per homesite increased 45% to $42,000 in 1998 from $29,000 in 1997. The decrease in homesite deliveries and the increase in average price per homesite are primarily due to timing of closings and product mix, respectively. There were three other property sales in Bakersfield during the first quarter of 1997 which generated $1.9 million in revenue compared to one other property sale in the first quarter of 1998 which generated $320,000 in revenue. First quarter resort revenues increased 16% to $17.3 million in 1998 from $15.0 million in 1997. This increase was primarily due to improved occupancy and room rates at the resorts. Resort occupancy rates increased 9% to 76.1 % in 1998 from 69.6% in 1997. Average daily rates increased 3% to $308 in 1998 from $299 in 1997. The improved occupancy and room rates are primarily due to adverse weather conditions that existed in the first quarter of 1997.

COST AND EXPENSES

     First quarter consolidated cost of operations increased to $54.4 million in 1998 from $53.3 million in 1997. The cost of residential property sales as a percentage of residential property sales increased to 92% in 1998 from 90% in 1997. Excluding the cost of other property sales, home and homesite cost as a percentage of revenues was 92% in the first quarter of 1998 and 1997. The cost of other property sales as a percentage of other property sales was 71% in 1998 and 56% in 1997. Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues improved to 92% in 1998 from 107% in 1997. This improvement is primarily due to increased occupancy and average daily room rates. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. The first quarter luxury resort residential operating margin decreased to a loss of $410,000 in 1998 from income of $64,000 in 1997. Resort depreciation was $2.3 million in 1998 and $2.3 million in 1997.

Total interest incurred in the first quarter of 1998 was $3.6 million of which $2.7 million was capitalized into real estate developments and fixed assets under construction. Total interest incurred in the first quarter of 1997 was $2.9 million of which $2.5 million was capitalized into real estate developments and fixed assets under construction. Total borrowings were $198.0 million at March 31, 1998 compared to $161.1 million at March 31, 1997. Amortization in cost of sales of previously capitalized interest totaled approximately $1.1 million and $646,000 for the first quarters of 1998 and 1997, respectively.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME AND EARNINGS PER SHARE

     The Company's effective income tax rate decreased to 33% in the first quarter of 1998 from 39.5% in the first quarter of 1997. The 33% effective tax rate in the first quarter of 1998 is primarily due to low-income housing credits.

     The preferred stock dividend and accretion in the first quarter of 1997 relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995. The Company redeemed all of its outstanding preferred stock in December of 1997.

     First quarter net income available to common shareholders was $1.4 million compared to first quarter net loss available to common shareholders of $532,000 in 1997. This increase is primarily due to better operating results described above.

BACKLOG

     The Company's new orders and backlog for homes and homesites for 1998 compared to 1997 were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                      -----------------------------
                                                            1998             1997
                                                      -----------      -----------
BACKLOG- HOME
     Units
     Backlog at beginning of the period                       46               55
     Add:  new orders                                        113               83
     Less: deliveries                                        (78)             (73)
                                                      -----------      -----------
          Backlog at end of the period                        81               65
                                                      -----------      -----------
                                                      -----------      -----------

     Dollars (in thousands)
     Backlog at beginning of the period               $   11,920       $   15,143
     Add:  new orders                                     29,577           22,544
     Less: deliveries                                    (19,890)         (18,976)
                                                      -----------      -----------
          Backlog at end of the period                $   21,607       $   18,711
                                                      -----------      -----------
                                                      -----------      -----------

MAINLAND BACKLOG- HOMESITES
     Units
     Backlog at beginning of the period                      405              232
     Add:  new orders                                        508              237
     Less: deliveries                                       (152)            (208)
                                                      -----------      -----------
          Backlog at end of the period                       761              261
                                                      -----------      -----------
                                                      -----------      -----------

     Dollars (in thousands)
     Backlog at beginning of the period               $   19,964       $    7,959
     Add:  new orders                                     19,408            6,426
     Less: deliveries                                     (6,430)          (5,937)
                                                      -----------      -----------
          Backlog at end of the period                $   32,942       $    8,448
                                                      -----------      -----------
                                                      -----------      -----------

The increase in new homesite orders for the first three months of 1998 as compared to 1997 is primarily due to the new Keene's Pointe development in Orlando, Florida and increased activity at the Bakersfield developments.

                                CASTLE & COOKE, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At March 31, 1998, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At March 31, 1998, total borrowings under the Credit Agreement were $186 million and the weighted average interest rate was 7.0%. Effective October 1, 1997, the Company entered into two five year interest rate contracts to hedge against rising interest rates. These contracts effectively convert $80 million of the Company's variable rate debt to fixed rated debt at an average rate of 7.4%, as adjusted based on the Company's total debt outstanding. Market risk exposure is limited to the net interest differential between the variable rate debt under the credit facility and the fixed rate debt, which is reflected in interest incurred. At March 31, 1998, the Company is in compliance with the various financial covenants of the Credit Agreement.

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

     Residential development spending was $23.6 million in the first three months of 1998. Spending during the first three months of 1998 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $8.2 million, $1.8 million and $1.3 million, respectively. Spending during the first three months of 1998 at the Bakersfield, California; Sierra Vista, Arizona; and Orlando, Florida residential developments was approximately $5.1 million, $894,000 and $5.9 million, respectively. The Company expects to begin selling homesites in the new Orlando development in the summer of 1998.

     Total resort development and capital spending was approximately $5.0 million during the first three months of 1998. Spending at the Manele and Koele luxury home developments during the first three months of 1998 was approximately $2.8 million and $120,000, respectively.

     Capital expenditures at the commercial projects totaled $7.1 million during the first three months of 1998 and primarily related to the construction of the 129,000 square foot Two Premier Plaza in Atlanta, Georgia ($1.8 million), the 43,000 square foot Regents Center II in Tempe, Arizona ($1.6 million), the Coyote Creek Golf Course in San Jose, California ($2.4), the Keene's Pointe golf course in Orlando, Florida ($614,000) and the Marketplace shopping center in Bakersfield, California ($478,000). During the remainder of 1998, the Company expects to spend approximately $715,000 on construction of Two Premier Plaza. Leases have been executed for 76% of the Two Premier building and letters of intent have been signed for an additional 6%. Construction on phase III of the Marketplace (86,000 square feet) is expected to occur during 1998 and 1999 at a cost of $6.0 million. The Company expects to spend approximately $1.5 million during the remainder of 1998 on the completion of Regents II, a 41,000 square foot commercial office building adjacent to the Company's Regents Center in Tempe, Arizona. This building is fully leased to a single tenant. Construction costs in 1998, relating to the Coyote Creek Golf Course and Keene's Pointe golf course are expected to be $8.4 million and $9.6 million, respectively, during the remainder of 1998.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Cash flow from operating activities decreased $6.3 million during the first three months of 1998 as compared to the corresponding period in 1997. The decrease is primarily due to an income tax refund of $7.1 million in the first quarter of 1997 and a net increase of $7.4 million in real estate developments in the first quarter of 1998 partially offset by changes in the accounts payable and decrease in accrued liabilities balances. The net increase in real estate developments is primarily due to construction activity at the new Keene's Pointe development. The changes in the accounts payable and accrued liability balances are due to timing. Cash flow used in investing activities increased $2.1 million during the first three months of 1998 as compared to the corresponding period in 1997. The increase is primarily due to increased construction activity on the commercial developments. Cash flow provided by financing activities increased $3.8 million during the first three months in 1998 as compared to the corresponding period in 1997. The change is primarily due to net borrowings under the Credit Agreement (or its predecessor) of $11.9 million during the first three months of 1998 compared to net borrowings of $9.0 million in 1997.

                                CASTLE & COOKE, INC.

                                      PART II.

                                 OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

     Exhibit
       No.
     -------

       27    Financial Data Schedule


       (b)   Reports on Form 8-K

             THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1998.

All other items required under Part II are omitted because they are not applicable.

                                CASTLE & COOKE, INC.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CASTLE & COOKE, INC.
                                                 Registrant




Date:  May 14, 1998                       BY  /s/ EDWARD C. ROOHAN
                                             ---------------------------------
                                                  Edward C. Roohan
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal financial officer)

Date:  May 14, 1998                       BY  /s/ SCOTT J. BLECHMAN
                                             ---------------------------------
                                                  Scott J. Blechman
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal accounting officer)