Form 10-Q
period 1998-06-30
CASTLE & COOKE INC/HI/
filed 1998-08-13
CIK 1002506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              ------------------------
                                     FORM 10-Q
                              ------------------------

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Shares Outstanding at July 31, 1998
     -----                                   ----------------------------------
Common Stock, without par value                        17,008,171 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CASTLE & COOKE, INC.

                                     FORM 10-Q
                               FOR THE QUARTER ENDED
                                   JUNE 30, 1998

                                 TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 1998 and
          December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Operations - Quarter and six months ended June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows -- Six months ended
          June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .13

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


                                CASTLE & COOKE, INC.

                            CONSOLIDATED BALANCE SHEETS

                                   (IN THOUSANDS)



                                                    June 30,      December 31,
                                                      1998            1997
                                                  -----------     -------------
                                                  (Unaudited)        (Audited)
Cash and cash equivalents                             $2,626            $1,612
Receivables, net                                      30,679            30,530
Real estate developments                             519,724           506,784
Property and equipment, net                          464,574           460,919
Other assets                                          23,474            19,415
                                                  -----------     -------------
     Total assets                                 $1,041,077        $1,019,260
                                                  -----------     -------------
                                                  -----------     -------------

Notes payable                                       $183,059          $176,101
Note payable to Dole                                  10,000            10,000
Accounts payable                                      21,041            18,162
Accrued liabilities                                   85,488            28,263
Deferred income taxes                                177,611           176,357
Deferred income and other liabilities                 34,121            26,633
                                                  -----------     -------------
     Total liabilities                               511,320           435,516
                                                  -----------     -------------

Common shareholders' equity
     Common stock                                    511,998           511,616
     Treasury stock, at cost                         (58,353)               -
     Retained earnings                                76,112            72,128
                                                  -----------     -------------
  Total common shareholders' equity                  529,757           583,744
                                                  -----------     -------------
     Total liabilities and shareholders' equity   $1,041,077        $1,019,260
                                                  -----------     -------------
                                                  -----------     -------------


                The accompanying notes are an integral part of these
                             consolidated balance sheets.

                                CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)


          (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)



                                                       Quarter Ended                   Six Months Ended
                                                           June 30                         June 30,
                                                     ----------------------        ----------------------
                                                      1998           1997           1998           1997
                                                     -------       --------        -------       --------
REVENUES
  Residential and other property sales               $34,754       $ 27,046       $ 61,531       $ 53,973
  Resort revenues                                     21,983         15,282         39,323         30,284
  Commercial and other revenues                       12,743         12,729         25,876         24,978
                                                     -------       --------        -------       --------
     Total revenues                                   69,480         55,057        126,730        109,235

COST OF OPERATIONS
  Cost of residential and other property sales        30,523         24,661         55,126         48,822
  Cost of resort operations                           23,269         17,928         42,001         36,161
  Cost of commercial and other operations              8,341          7,388         16,201         14,676
  General and administrative expenses                  3,612          3,478          6,806          7,114
                                                     -------       --------        -------       --------
     Total cost of operations                         65,745         53,455        120,134        106,773
                                                     -------       --------        -------       --------


Operating income                                       3,735          1,602          6,596          2,462
Interest and other income, net                         1,014            733          1,124          1,104
Interest expense, net                                    886            209          1,774            584
                                                     -------       --------        -------       --------
Income before income taxes                             3,863          2,126          5,946          2,982
Income tax provision                                  (1,275)          (840)        (1,962)        (1,178)
                                                     -------       --------        -------       --------
  Net income                                           2,588          1,286          3,984          1,804
Preferred stock dividend and accretion                     -         (1,050)             -         (2,100)
                                                     -------       --------        -------       --------
  Net income (loss) available to common shareholders  $2,588          $ 236         $3,984          $(296)
                                                     -------       --------        -------       --------
                                                     -------       --------        -------       --------

Basic and diluted earnings (loss) per common share     $0.13          $0.01          $0.20         $(0.01)
                                                     -------       --------        -------       --------
                                                     -------       --------        -------       --------

                 The accompanying notes are an integral part of these
                         consolidated financial statements.

                                CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                   (IN THOUSANDS)


                                                            Six Months Ended
                                                         ---------------------
                                                         June 30,     June 30,
                                                           1998         1997
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $3,984       $1,804
  Adjustments to reconcile net income to cash flow
    provided by operating activities:
    Depreciation and amortization                           9,287        8,822
    Other                                                      40           40
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables, net                  (149)       1,519
    Increase in real estate developments                   (5,377)         (46)
    Decrease in income tax receivable                           -        7,083
    Increase (decrease) in accounts payable                 2,879       (3,904)
    Decrease in accrued liabilities                          (907)      (3,271)
    Increase in deferred income taxes                       1,254        1,108
    Net change in other assets and liabilities              2,704       (2,630)
                                                         --------     --------
  Net cash provided by operating activities                13,715       10,525
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                   (20,001)     (13,248)
                                                         --------     --------
  Net cash used in investing activities                   (20,001)     (13,248)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase under revolving loan agreement               6,958        1,536
  Proceeds from exercise of stock options                     342           33
  Preferred stock dividends paid                                -       (1,760)
                                                         --------     --------
  Net cash provided by (used in) financing activities       7,300         (191)
                                                         --------     --------
  Net increase (decrease) in cash and cash equivalents      1,014       (2,914)

  Cash and cash equivalents at beginning of period          1,612        5,663
                                                         --------     --------
  Cash and cash equivalents at end of period               $2,626       $2,749
                                                         --------     --------
                                                         --------     --------

                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    CASTLE & COOKE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

  The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and six months ended June 30, 1998 and June 30, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  The Company was formed on October 10, 1995 to be the successor of the assets and related liabilities of the real estate and resorts business of Dole Food Company, Inc. and its subsidiaries ("Dole"). On December 28, 1995, Dole completed the separation of its real estate and resorts business from its food business through a pro rata distribution of the stock of the Company to its shareholders.

  The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales in developed projects, income producing properties, and non-income producing properties. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. In addition, the statements contained herein which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors that, by their nature, involve risk and uncertainties. Potential risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets or in developing products that are different from its current products, the effect of geographic concentration of assets or markets, the impact of competitive products and pricing, and governmental regulations and the need for governmental approvals. Other factors that could cause actual future results to differ materially from past results include the following: business conditions and general economy; competitive factors; political decisions affecting land use; capital resources and interest rates; and other risks inherent in the real estate business.

  Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


NOTE 2.  EARNINGS PER COMMON SHARE

  Basic earnings per share was computed by dividing net income (loss), after reduction for preferred stock dividends and accretion, by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) the weighted average number of non-employee director stock grants outstanding during the period. The computation of diluted earnings per share further assumes the dilutive effect of employee stock options. The weighted average number of shares of common stock outstanding was 19,977,779 and 19,956,167 during the second quarter of 1998 and 1997, respectively. The weighted average number of non-employee director stock grants outstanding was 5,648 and 3,172 during the second quarter of 1998 and the second quarter of 1997, respectively. The weighted average number of shares of common stock outstanding was 19,987,756 and 19,956,625 during the first six months of 1998 and 1997, respectively. The weighted average number of non-employee director stock grants outstanding was 5,303 and 2,727 during the first six months of 1998 and 1997, respectively.

                                CASTLE & COOKE, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  EARNINGS PER COMMON SHARE (CONTINUED)

  The computation of dilutive earnings per share includes the assumed exercise of 131,535 and 39,893 options outstanding during the second quarter of 1998 and 1997, respectively. The computation of dilutive earnings per share during the first six months of 1998 includes the assumed exercise of 94,818 options outstanding. The computation of dilutive earnings per share during the first six months of 1997 does not include the assumed exercise of 54,562 options because their effect was anti-dilutive.


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


NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

  The Company made interest payments of approximately $6.7 million and $5.9 million during the first six months of 1998 and 1997, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $5.6 million and $5.3 million during the first six months of 1998 and 1997, respectively.

  During the first six months of 1998, the Company made income tax payments of approximately $703,000. During the first six months of 1997, the Company made income tax payments of $71,000 and received income tax refunds of approximately $7.1 million.

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

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. The Company must implement SFAS No. 133 by the first quarter of 2000, and it is not expected to have a significant adverse effect on the results of operations.

NOTE 6.  STOCK REPURCHASE

  In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was accrued at June 30, 1998.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

  Second quarter consolidated revenues increased 26% to $69.5 million in 1998 from $55.1 million in 1997, and consolidated revenues for the first six months of the year increased 16% to $126.7 million in 1998 from $109.2 million in 1997. Second quarter residential and other property sales increased 28% to $34.8 million in 1998 from $27.0 million in 1997. Residential property sales for the first six months of the year increased 14% to $61.5 million in 1998 from $54.0 million in 1997. This increase is primarily due to increased home deliveries at the Oahu developments, and the commencement of homesite deliveries at the Company's new Keene's Pointe development in Orlando, Florida. Second quarter Oahu home deliveries increased 8% to 93 homes in 1998 from 86 homes in 1997, and Oahu home deliveries for the first six months increased 8% to 171 homes in 1998 from 159 homes in 1997. The second quarter average price per home increased 4% to $264,000 in 1998 from $255,000 in 1997. Second quarter mainland homesite deliveries increased 46% to 275 homesites in 1998 from 188 homesites in 1997, and mainland homesite deliveries for the first six months increased 8% to 427 homesites in 1998 from 396 homesites in 1997. Included in the second quarter mainland deliveries were the first 46 homesites at the new Orlando development. The second quarter average price per homesite increased 62% to $34,000 in 1998 from $21,000 in 1997. Second quarter resort revenues increased 44% to $22.0 million in 1998 from $15.3 million in 1997, and resort revenues for the first six months increased 30% to $39.3 million in 1998 from $30.3 million in 1997. This increase is primarily due to increased luxury resort residential sales of $6.1 million during the second quarter of 1998 compared to the second quarter of 1997, and $6.7 million during the first six months of 1998 compared to the first six months of 1997. These increases are primarily due to the sale of three luxury townhomes at the Terraces at Manele Bay and one homesite at the Manele Bay development in the second quarter of 1998.


COST AND EXPENSES

  Second quarter consolidated cost of operations increased to $65.7 million in 1998 from $53.5 million in 1997, and consolidated cost of operations for the first six months increased to $120.1 million in 1998 from $106.8 million in 1997. The cost of residential property sales as a percentage of residential property sales decreased to 88% in the second quarter of 1998 from 91% in the second quarter of 1997 and was 90% for the first six months of both years. The decrease in the second quarter is primarily due to the new Orlando project and improved results at the Seven Oaks development in Bakersfield, California, partially offset by decreased margins at the Oahu projects. Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues improved to 100% during the first six months of 1998 from 108% during the first six months of 1997. This improvement is primarily due to increased occupancy and average daily room rates. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. The second quarter luxury resort residential operating margin increased to $2.2 million in 1998 from $841,000 in 1997, and the six month luxury resort residential operating margin increased to $1.8 million in 1998 from $905,000 in 1997. Resort depreciation was $2.3 million and $2.4 million during the second quarter of 1998 and 1997, respectively. Resort depreciation was $4.5 million and $4.7 million during the first six months of 1998 and 1997, respectively.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

  Total interest incurred in the second quarter and first six months of 1998 was $3.7 million and $7.4 million, respectively. Total interest capitalized into real estate developments and property and equipment under construction in the second quarter and first six months of 1998 was $2.8 million and $5.6 million, respectively. Total interest incurred in the second quarter and first six months of 1997 was $3.0 million and $5.9 million, respectively. Total interest capitalized into real estate developments and fixed assets under construction in the second quarter and first six months of 1997 was $2.8 million and $5.3 million, respectively. Total borrowings were $193.1 million at June 30, 1998 compared to $153.7 million at June 30, 1997. Amortization in cost of sales of previously capitalized interest totaled approximately $2.0 million and $1.3 million for the first six months of 1998 and 1997, respectively.

NET INCOME AND EARNINGS PER SHARE

  The Company's effective income tax rate decreased to 33% in 1998 from 39.5% in 1997. The 33% effective tax rate in 1998 is primarily due to low-income housing credits.

  The preferred stock dividend and accretion in 1997 relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995. The Company redeemed all of its outstanding preferred stock in December of 1997.

  Second quarter net income available to common shareholders increased to $2.6 million in 1998 from $236,000 in 1997. The net income available to common shareholders for the first six months of 1998 was $4.0 million compared to net loss available to common shareholders of $296,000 for the first six months of 1997. This increase is primarily due to better operating results described above.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKLOG

  The Company's new orders and backlog for homes and homesites for 1998 compared to 1997 were as follows:


                                                           Quarter Ended              Six Months Ended
                                                             June  30,                    June 30,
                                                     ----------------------        ----------------------
                                                        1998           1997          1998          1997
                                                     --------      --------        -------       --------
BACKLOG-HOMES
Units
Backlog at beginning of the period                        81             65             46             55
Add:  New orders                                         113            105            226            188
Less: Deliveries                                         (97)           (88)          (175)          (161)
                                                     --------      --------        -------       --------
  Backlog at end of the period                            97             82             97             82
                                                     --------      --------        -------       --------
                                                     --------      --------        -------       --------
Dollars
Backlog at beginning of the period                   $21,607        $18,711        $11,920        $15,143
Add:  New orders                                      31,429         27,898         61,006         50,442
Less: Deliveries                                     (25,561)       (22,475)       (45,451)       (41,451)
                                                     --------      --------        -------       --------
  Backlog at end of the period                       $27,475        $24,134        $27,475        $24,134
                                                     --------      --------        -------       --------
                                                     --------      --------        -------       --------

MAINLAND BACKLOG- HOMESITES
Units
Backlog at beginning of the period                       761            261            405            232
Add:  New orders                                         149            126            657            363
Less: Deliveries                                        (275)          (188)          (427)          (396)
                                                     --------      --------        -------       --------
  Backlog at end of the period                           635            199            635            199
                                                     --------      --------        -------       --------
                                                     --------      --------        -------       --------

Dollars
Backlog at beginning of the period                   $32,942         $8,448        $19,964         $7,959
Add:  New orders                                       3,815          3,163         23,223          9,589
Less: Deliveries                                      (9,475)        (3,952)       (15,905)        (9,889)
                                                     --------      --------        -------       --------
  Backlog at end of the period                       $27,282         $7,659        $27,282         $7,659
                                                     --------      --------        -------       --------
                                                     --------      --------        -------       --------

The increase in new homesite orders for the first six months of 1998 as compared to 1997 is primarily due to the new Keene's Pointe development in Orlando, Florida and increased activity at the Bakersfield developments. Included in backlog at June 30, 1998, are homesites to be sold to builders under option contracts, pursuant to which approximately 142 homesites with an aggregate sales price of approximately $5.5 million are expected to close after June 30, 1999.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

  On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At June 30, 1998, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At June 30, 1998, total borrowings under the Credit Agreement were $181 million and the weighted average interest rate was 7.15%. Effective October 1, 1997, the Company entered into two five year interest rate contracts to hedge against rising interest rates. These contracts effectively convert $80 million of the Company's variable rate debt to fixed rated debt at an average rate of 7.4%, as adjusted based on the Company's total debt outstanding. Market risk exposure is limited to the net interest differential between the variable rate debt under the credit facility and the fixed rate debt, which is reflected in interest incurred. At June 30, 1998, the Company is in compliance with the various financial covenants of the Credit Agreement.

  In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was accrued at June 30, 1998, and was funded primarily from borrowings under the Credit Agreement.

  The Company believes that, in addition to its existing financial resources, the Company will need to obtain additional capital to meet its short-term and long-term cash needs. The Company expects to raise this capital through a combination of such things as selective sales of commercial assets, additional bank financing and private debt placement. There can be no assurance, however, that the existing capital together with such additional capital will be sufficient. The Company may be required to seek additional capital from a variety of other potential sources.

  Residential development spending was $52.3 million in the first six months of 1998. Spending during the first six months of 1998 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $16.7 million, $9.0 million and $4.6 million, respectively. Spending during the first six months of 1998 at the Bakersfield, California; Sierra Vista, Arizona; and Orlando, Florida residential developments was approximately $9.2 million, $1.7 million and $9.6 million, respectively.

  Total resort development and capital spending was approximately $10.4 million during the first six months of 1998. Included in the $10.4 million was spending at the Manele and Koele luxury home developments, which was approximately $5.7 million and $231,000, respectively.

  Capital expenditures at the commercial projects totaled $17.7 million during the first six months of 1998 and primarily related to the construction of the 129,000 square foot Two Premier Plaza in Atlanta, Georgia ($2.8 million), the 43,000 square foot Regents Center II in Tempe, Arizona ($1.5 million), the Coyote Creek Golf Course in San Jose, California ($5.0 million), the Keene's Pointe golf course in Orlando, Florida ($2.6 million) and the Marketplace shopping center in Bakersfield, California ($2.9 million). Construction costs during the remainder of 1998, relating to the Coyote Creek Golf Course and Keene's Pointe Golf Course are expected to be $5.2 and 7.1 million, respectively. The Company expects to spend approximately $8.0 million during the remainder of 1998 for proposed office buildings.

                                CASTLE & COOKE, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

  Cash flow from operating activities increased $3.2 million during the first six months of 1998 as compared to the corresponding period in 1997. The increase is primarily due to improved operating results. Cash flow used in investing activities increased $6.8 million during the first six months of 1998 as compared to the corresponding period in 1997. The increase is primarily due to increased construction activity on the commercial developments. Cash flow provided by financing activities increased $7.5 million during the first six months in 1998 as compared to the corresponding period in 1997. The change is primarily due to net borrowings under the Credit Agreement (or its predecessor) of $7.0 million during the first six months of 1998 compared to net borrowings of $1.5 million in 1997.

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

                                CASTLE & COOKE, INC.

                                      PART II.

                                 OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          Castle & Cooke, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 14, 1998, at which the Company's stockholders voted:
          (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Edward M. Carson, Lodwrick M. Cook, Edward J. Hogan, Wallace S. Miyahira, David H. Murdock, Lynne Scott Safrit, and Dell Trailor; and (2) to elect Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1998 fiscal year.

          Holders of record of the Company's common stock as of March 9, 1998 were entitled to vote at the meeting. On March 9, 1998, there were 19,998,288 shares of common stock outstanding and entitled to vote and 18,534,542 were represented at the Meeting. Each of the directors received at least 99.0% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Edward M.
          Carson: 18,493,135 for and 41,407 withheld; Lodwrick M. Cook:
          18,492,931 for and 41,611 withheld; Edward J. Hogan: 18,493,428 for and 41,114 withheld; Wallace S. Miyahira: 18,496,917 for and 37,625 withheld; David H. Murdock: 18,493,055 for and 41,487 withheld; Lynne Scott Safrit: 18,496,250 for and 38,292 withheld; Dell Trailor:
          18,493,567 for and 40,975 withheld. With respect to the election of Arthur Andersen LLP, the shares cast were 18,509,835 shares for, 11,924 shares against, and 12,783 shares in abstention.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits


Exhibit
   No.
-------
4.3       Amendment No. 1 to the Amended and Restated Credit Agreement
4.4       Amendment No. 2 to the Amended and Restated Credit Agreement
4.5       Amendment No. 3 to the Amended and Restated Credit Agreement
4.6       Temporary Waiver Agreement relating to the Amended and Restated Credit Agreement
 27       Financial Data Schedule


    (b)   Reports on Form 8-K

          THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1998.

All other items required under Part II are omitted because they are not applicable.

                                CASTLE & COOKE, INC.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CASTLE & COOKE, INC.
                                   Registrant




Date:     August 13, 1998               BY   /s/ Edward C. Roohan
                                             --------------------------
                                             Edward C. Roohan
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal financial officer)

Date:     August 13, 1998               BY   /s/ Scott J. Blechman
                                             --------------------------
                                             Scott J. Blechman
                                             Vice President and
                                             Corporate Controller
                                             (Principal accounting officer)