Form 10-Q
period 1998-09-30
CASTLE & COOKE INC/HI/
filed 1998-11-16
CIK 1002506

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

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Shares Outstanding at October 31, 1998
                 -----                  --------------------------------------
     Common Stock, without par value              17,015,958 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CASTLE & COOKE, INC.

                                      FORM 10-Q
                                FOR THE QUARTER ENDED
                                  SEPTEMBER 30, 1998

                                 TABLE OF CONTENTS


                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets - September 30, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .3

      Consolidated Statements of Operations - Quarter and nine months ended September 30, 1998 and September 30, 1997. . . . . . . . . . . .4

      Consolidated Statements of Cash Flows -- Nine months
        ended September 30, 1998 and September 30, 1997. . . . . . . . . . . .5

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .6

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . . .8


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 16

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                 CASTLE & COOKE, INC.

                            CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)


                                                     September 30,  December 31,
                                                         1998          1997
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
Cash and cash equivalents                             $     5,320   $     1,612
Receivables, net                                           34,226        30,530
Real estate developments                                  509,330       506,784
Property and equipment, net                               487,365       460,919
Other assets                                               24,505        19,415
                                                      -----------   -----------

  Total assets                                        $ 1,060,746   $ 1,019,260
                                                      -----------   -----------
                                                      -----------   -----------

Notes payable                                         $   250,051   $   176,101
Note payable to Dole                                       10,000        10,000
Accounts payable                                           25,684        18,162
Accrued liabilities                                        28,160        28,263
Deferred income taxes                                     179,594       176,357
Deferred income and other liabilities                      33,446        26,633
                                                      -----------   -----------

  Total liabilities                                       526,935       435,516
                                                      -----------   -----------

Common shareholders' equity
  Common stock                                            512,032       511,616
  Treasury stock, at cost                                 (58,353)            -
  Retained earnings                                        80,132        72,128
                                                      -----------   -----------
     Total common shareholders' equity                    533,811       583,744
                                                      -----------   -----------

  Total liabilities and shareholders' equity          $ 1,060,746   $ 1,019,260
                                                      -----------   -----------
                                                      -----------   -----------








The accompanying notes are an integral part of these consolidated balance sheets.

                                 CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

           (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)

                                                                   Quarter Ended              Nine Months Ended
                                                                   September 30,                 September 30,
                                                             ------------------------      ------------------------

                                                                1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
Revenues
   Residential and other property sales                      $  52,121      $  28,680      $ 113,652      $  82,653
   Resort revenues                                              13,770         13,027         53,093         43,311
   Commercial and other revenues                                13,245         12,754         39,121         37,732
                                                             ---------      ---------      ---------      ---------
      Total revenues                                            79,136         54,461        205,866        163,696

COST OF OPERATIONS
   Cost of residential and other property sales                 42,343         26,033         97,469         74,855
   Cost of resort operations                                    18,656         18,284         60,657         54,445
   Cost of commercial and other operations                       8,347          6,959         24,548         21,635
   General and administrative expenses                           3,278          2,815         10,084          9,929
                                                             ---------      ---------      ---------      ---------
      Total cost of operations                                  72,624         54,091        192,758        160,864
                                                             ---------      ---------      ---------      ---------

   Operating income                                              6,512            370         13,108          2,832
   Interest and other income, net                                1,540            524          2,665          1,628
   Interest expense, net                                         2,053            105          3,827            689
                                                             ---------      ---------      ---------      ---------
   Income before income taxes                                    5,999            789         11,946          3,771
   Income tax provision                                         (1,980)          (313)        (3,942)        (1,491)
                                                             ---------      ---------      ---------      ---------
      Net income                                                 4,019            476          8,004          2,280
   Preferred stock dividend and accretion                            -         (1,050)             -         (3,150)
                                                             ---------      ---------      ---------      ---------
      Net income (loss) available to common shareholders     $   4,019      $    (574)     $   8,004      $    (870)
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

   Basic and diluted earnings (loss) per common share        $    0.24      $   (0.03)     $    0.42      $   (0.04)
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------







The accompanying notes are an integral part of these consolidated financial statements.

                                 CASTLE & COOKE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                                              Nine Months Ended
                                                        ------------------------------

                                                        September 30,    September 30,
                                                            1998             1997
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $     8,004      $     2,280
   Adjustments to reconcile net income to cash flow
      provided by operating activities:
      Depreciation                                            13,399           13,109
      Equity (earnings) loss, net of dividends received       (1,156)              99
      Other                                                       40               40
   Changes in operating assets and liabilities:
      Increase in receivables, net                            (3,696)          (4,158)
      Increase in real estate developments                    (6,369)          (5,519)
      Decrease in income tax receivable                            -            9,209
      Increase in accounts payable                             7,522            1,662
      Increase (decrease) in accrued liabilities                 574           (1,479)
      Increase in deferred income taxes                        3,237            4,530
      Net change in other assets and liabilities               3,515           (2,116)
                                                         -----------      -----------
   Net cash provided by operating activities                  25,070           17,657
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                     (37,335)         (22,783)
                                                         -----------      -----------
   Net cash used in investing activities                     (37,335)         (22,783)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase under revolving loan agreements               73,950            2,976
   Purchase of stock                                         (58,353)               -
   Proceeds from exercise of stock options                       376              395
   Preferred stock dividends paid                                  -           (2,625)
                                                         -----------      -----------
   Net cash provided by financing activities                  15,973              746
                                                         -----------      -----------

   Net increase (decrease) in cash and cash equivalents        3,708           (4,380)

   Cash and cash equivalents at beginning of period            1,612            5,663
                                                         -----------      -----------
   Cash and cash equivalents at end of period            $     5,320      $     1,283
                                                         -----------      -----------
                                                         -----------      -----------








     The accompanying notes are an integral part of these consolidated financial statements.

                                 CASTLE & COOKE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and nine months ended September 30, 1998 and September 30, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. In addition, the statements contained herein, which are not historical facts, are forward-looking statements based on economic forecasts, strategic plans and other factors that, by their nature, involve risk and uncertainties. Potential risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets or in developing products that are different from its current products, the effect of geographic concentration of assets or markets, the impact of competitive products and pricing, governmental regulations and the need for governmental approvals and the year 2000 problem. Other factors that could cause actual future results to differ materially from past results include the following: business conditions and general economy; competitive factors; political decisions affecting land use; capital resources and interest rates; and other risks inherent in the real estate business.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


NOTE 2.  EARNINGS PER COMMON SHARE

     Basic earnings per share was computed by dividing net income (loss), after reduction for preferred stock dividends and accretion (if applicable), by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) the weighted average number of non-employee director stock grants outstanding during the period. The computation of diluted earnings per share further assumes the dilutive effect of employee stock options. The weighted average number of shares of common stock outstanding was 17,007,279 and 19,978,398 during the third quarter of 1998 and 1997, respectively. The weighted average number of non-employee director stock grants outstanding was 7,058 and 4,954 during the third quarter of 1998 and the third quarter of 1997, respectively. The weighted average number of shares of common stock outstanding was 18,983,346 and 19,963,883 during the first nine months of 1998 and 1997, respectively. The weighted average number of non-employee director stock grants outstanding was 5,894 and 3,469 during the first nine months of 1998 and 1997, respectively.

                                 CASTLE & COOKE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  EARNINGS PER COMMON SHARE (CONTINUED)

     The computation of dilutive earnings per share includes the assumed exercise of 96,366 options outstanding during the third quarter of 1998. The computation of dilutive earnings per share during the third quarter of 1997 does not include the assumed exercise of 87,654 options because their effect was anti-dilutive. The computation of dilutive earnings per share during the first nine months of 1998 includes the assumed exercise of 93,453 options outstanding. The computation of dilutive earnings per share during the first nine months of 1997 does not include the assumed exercise of 57,054 options because their effect was anti-dilutive.


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


NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $10.7 million and $8.7 million during the first nine months of 1998 and 1997, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $8.3 million and $8.0 million during the first nine months of 1998 and 1997, respectively.

     During the first nine months of 1998, the Company made income tax payments of approximately $703,000. During the first nine months of 1997, the Company made income tax payments of $73,000 and received income tax refunds of approximately $12.3 million.

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

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     Third quarter consolidated revenues increased 45% to $79.1 million in 1998 from $54.4 million in 1997. Excluding the bulk land sales in the third quarter of 1998, residential and other property sales for the third quarter increased 53% to $44.0 million in 1998 from $28.7 million in 1997. This increase is primarily due to homesite deliveries at the new Keene's Pointe development in Orlando, Florida, which commenced deliveries in the second quarter of 1998. In the third quarter of 1998, the Keene's Pointe development delivered 73 homesites with revenues of $8.4 million, or $115,000 per homesite. The remaining revenue increase during the third quarter of 1998 compared to the third quarter of 1997 is attributable to increased home sales on Oahu and increased homesite deliveries at the Bakersfield developments. Third quarter Oahu home deliveries increased 13% to 103 homes in 1998 from 91 homes in 1997. Third quarter mainland homesite deliveries, including the Keene's Pointe deliveries noted above, increased 122% to 222 homesites in 1998 from 100 homesites in 1997. The third quarter average price per homesite increased 68% to $64,000 in 1998 from $38,000 in 1997, which was primarily due to the Keene's Pointe development. Included in the 1998 third quarter residential and other property sales are the sale of two undeveloped land holdings for a total of $8.1 million and earnings before taxes of $3.2 million. The land was located in Westlake Village, California and Oahu, Hawaii.

     Consolidated revenues for the first nine months of the year increased 26% to $205.9 million in 1998 from $163.7 million in 1997. Excluding the bulk land sales in the third quarter of 1998, residential and other property sales for the first nine months of the year increased 28% to $105.5 million in 1998 from $82.7 million in 1997. This increase is primarily due to homesite deliveries at the new Keene's Pointe development in Orlando, Florida, which commenced deliveries in the second quarter of 1998. During the first nine months of 1998, the Keene's Pointe development delivered 119 homesites with revenues of $11.9 million, or $100,000 per homesite. The remaining revenue increase during the first nine months of 1998 compared to the prior year is attributable to increased home sales on Oahu and increased homesite deliveries at the Bakersfield developments. Oahu home deliveries for the first nine months increased 10% to 274 homes in 1998 from 250 homes in 1997. Mainland homesite deliveries for the first nine months, including the Keene's Pointe deliveries noted above, increased 31% to 649 homesites in 1998 from 496 homesites in 1997. The average price per homesite for the first nine months of 1998 increased 64% to $46,000 from $28,000 during the first nine months of 1997, which was primarily due to the Keene's Pointe development.

     Resort revenues for the first nine months increased 23% to $53.1 million in 1998 from $43.3 million in 1997. This increase is primarily due to increased resort residential sales. Resort residential sales were $13.1 million in 1998 compared to $4.6 million in 1997. The Company sold eight residential units at its two luxury resort residential developments for a total of $9.9 million during the first nine months of 1998, compared to three residential units for a total of $3.4 million during the first nine months of 1997. Resort residential sales also include the sale of seven plantation homes for a total of $1.3 million during the first nine months of 1998 compared to six plantation homes for a total of $1.2 million during the first nine months of 1997. In addition, the 1998 resort residential revenues include construction contract revenues of $1.9 million relating to the construction of a senior housing facility on Lanai, which will be owned and operated by an independent third party.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES (CONTINUED)

The following table sets forth combined operating statistics for the two hotels:

                                      Quarter Ended         Nine Months Ended
                                      September 30,            September 30,
                                  --------------------     --------------------

                                    1998        1997         1998        1997
                                  --------    --------     --------    --------
Average daily room rate           $    267    $    264     $    283    $    277
Occupancy rate                         58%         65%          67%         67%


COST AND EXPENSES

     Third quarter consolidated cost of operations increased to $72.6 million in 1998 from $54.1 million in 1997. Excluding the 1998 bulk land sales, the cost of residential property sales as a percentage of residential property sales decreased to 85% in the third quarter of 1998 from 91% in the third quarter of 1997. This decrease is primarily due to the new Keene's Pointe project in Orlando project and improved results at the Seven Oaks development in Bakersfield, California.

     Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues increased to 125% during the third quarter of 1998 from 123% during the third quarter of 1997. This increase is primarily due to decreased resort revenues. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as occupancy and resort revenues increase or decrease. Resort depreciation was $1.8 million and $2.2 million during the third quarter of 1998 and 1997, respectively.

     The third quarter cost of commercial and other operations as a percentage of commercial and other revenues increased to 63% during the third quarter of 1998 from 55% during the third quarter of 1997. This increase is primarily due to the venture the Company entered into during 1998 with Horizon/Glen Outlet Centers Limited Partnership ("Horizon"), called Castle & Cooke Outlet Centers, LLC ("CCOC"). Prior to this venture, the Dole Cannery Factory Outlet Center in Honolulu was leased to Horizon and a significant portion of the operating expenses were paid by Horizon. Subsequent to the CCOC venture with Horizon, all of this outlet center's operating expenses are paid by CCOC, which is substantially owned by the Company. Depreciation in the cost of commercial and other operations was $2.0 million during the third quarter of 1998 compared to $1.8 million during the third quarter of 1997. The increase is primarily due to the Premier II office building, which was completed in late 1997.

     Consolidated cost of operations for the first nine months increased to $192.8 million in 1998 from $160.9 million in 1997. Excluding the bulk land sales in 1998, the cost of residential and other property sales as a percentage of residential and other property sales decreased to 88% during the first nine
months of 1998 from 91% in 1997.   This improvement is primarily due to the new
Keene's Pointe project discussed above.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST AND EXPENSES (CONTINUED)

     Excluding luxury resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 107% during the first nine months of 1998 from 112% during the first nine months of 1997. This improvement is primarily due to increased resort revenue. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as resort revenues increase or decrease. In addition, the Company continues to implement cost saving measures relating to payroll and other significant resort operating costs. Resort depreciation was $6.3 million and $7.0 million during the first nine months of 1998 and 1997, respectively. The cost of resort residential cost of sales as a percentage of resort residential revenues increased to 89% during the first nine months of 1998 from 87% during the first nine months of 1997. The cost of resort residential sales for the two luxury projects was $7.0 million for the first nine months of 1998 and $2.3 million for the first nine months of 1997. The cost of resort residential sales for the Lanai plantation home project was $977,000 for the first nine months of 1998 and $766,000 for the first nine months of 1997. Also included in the resort residential cost of sale are closing and selling costs of $1.7 million for the first nine months of 1998 and $890,000 for the first nine months of 1997. Included in the 1998 resort residential cost of sales is $1.9 million of construction costs relating to the contract to build the senior housing complex on Lanai.

     The cost of commercial and other operations as a percentage of commercial and other revenues increased to 63% during the first nine months of 1998 from 57% during the first nine months of 1997. This increase is primarily due to the Horizon venture, discussed above. Depreciation in the cost of commercial and other operations was $6.2 million during the first nine months of 1998 compared to $5.2 million during the first nine months of 1997. The increase is primarily due to the Premier II office building, which was completed in late 1997.

     Interest and other income increased to $1.5 million in the third quarter of 1998 from $524,000 in the third quarter of 1997. This increase is primarily due to CCOC's equity earnings. One of CCOC's investments is in a limited partnership that owns five factory outlet centers throughout the United States. CCOC's allocated earnings from this investment is directly related to the earnings of one of the centers, known as the Lake Elsinore Outlet Center. Interest and other income increased to $2.7 million for the first nine months of 1998 from $1.6 million in 1997. The increase is primarily due to the CCOC investment earnings discussed above, partially offset by a decrease in interest and other income as compared to the prior year. The earnings recognized by CCOC associated with the Lake Elsinore Outlet Center was $905,000 for the third quarter of 1998 and $1.8 million for the nine months ended September 30, 1998.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

     The Company's interest expense increased during the third quarter and nine months ended September 30, 1998 as compared to the prior year primarily due to increased debt. The Company's borrowings and related interest incurred are summarized as follows:

                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                 September 30,
                                                             ------------------------      ------------------------

                                                               1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
(in thousands)
Total borrowings at month end                                $ 260,051      $ 186,101      $ 260,051      $ 186,101

Total interest incurred                                      $   4,742      $   2,836      $  12,101      $   8,717

Less: interest capitalized into real estate developments
  and property and equipment under construction                 (2,689)        (2,731)        (8,274)        (8,028)
                                                             ---------      ---------      ---------      ---------
Interest expense, net of capitalized interest                    2,053            105          3,827            689

Amortization in cost of residential and other
  property sales of interest previously capitalized          $   1,503      $     921      $   3,532      $   2,180


NET INCOME AND EARNINGS PER SHARE

     The Company's effective income tax rate decreased to 33% in 1998 from 39.5% in 1997. The 33% effective tax rate in 1998 is primarily due to low-income housing tax credits.

     The preferred stock dividend and accretion in 1997 relates to the $35 million cumulative preferred stock issued in connection with the Company's separation from Dole in December of 1995. The Company redeemed all of its outstanding preferred stock in December of 1997.

     Third quarter net income available to common shareholders increased to $4.0 million in 1998 from a net loss of $574,000 in 1997. The net income available to common shareholders for the first nine months of 1998 was $8.0 million compared to net loss available to common shareholders of $870,000 for the first nine months of 1997. This increase is primarily due to better operating results described above.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG

     The Company's new orders and backlog for homes and homesites for 1998 compared to 1997 were as follows:

                                               Quarter Ended               Nine months Ended
                                               September 30,                 September 30,
                                         ------------------------      ------------------------

                                           1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
BACKLOG-HOMES
Units
Backlog at beginning of the period              97             82             46             55
Add:  New orders                               105            131            331            319
Less: Deliveries                              (110)           (95)          (285)          (256)
                                         ---------      ---------      ---------      ---------
   Backlog at end of the period                 92            118             92            118
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

Dollars
Backlog at beginning of the period       $  27,475      $  24,134      $  11,920      $  15,143
Add:  New orders                            26,967         31,644         87,973         82,086
Less: Deliveries                           (28,737)       (24,496)       (74,188)       (65,947)
                                         ---------      ---------      ---------      ---------
   Backlog at end of the period          $  25,705      $  31,282      $  25,705      $  31,282
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

MAINLAND BACKLOG- HOMESITES
Units
Backlog at beginning of the period             635            199            405            232
Add:  New orders                                77            159            734            522
Less: Deliveries                              (222)          (100)          (649)          (496)
                                         ---------      ---------      ---------      ---------
   Backlog at end of the period                490            258            490            258
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

Dollars
Backlog at beginning of the period       $  27,282      $   7,659      $  19,964      $   7,959
Add:  New orders                             7,771          3,695         30,994         13,284
Less: Deliveries                           (14,126)        (3,810)       (30,031)       (13,699)
                                         ---------      ---------      ---------      ---------
   Backlog at end of the period          $  20,927      $   7,544      $  20,927      $   7,544
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------


     Home backlog decreased to $25.7 million at September 30, 1998 compared to $31.3 million at September 30, 1997, primarily due to a backlog decrease at the Oahu projects. The Company believes this decrease is due to the depressed Hawaii economy. Primarily due to the Asian economic crisis and other factors, the Company does not believe that the Hawaii economy will show significant improvements in 1999 compared to 1998. The decrease in new home orders in the third quarter of 1998 is primarily due to the timing of new product introductions at the Oahu residential developments. Although new home orders have increased for the first nine months of 1998 compared to the first nine months of 1997, the Company does not anticipate that new orders will be significantly higher for the full twelve months of 1998 when compared to 1997.

     The increase in new homesite orders for the first nine months of 1998 as compared to 1997 is primarily due to the new Keene's Pointe development in Orlando, Florida (113 homesites ordered) where sales commenced in 1998 and increased activity at the Bakersfield and Arizona developments. Included in backlog at September 30, 1998, are homesites to be sold to builders under option contracts, pursuant to which approximately 124 homesites with an aggregate sales price of approximately $6.3 million are expected to close after September 30, 1999.

                                 CASTLE & COOKE, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG (CONTINUED)

     As of September 30, 1998, there are five sales contracts for townhomes under construction at the Manele Bay residential project on the island of Lanai, which have an aggregate sales value of approximately $6.1 million


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three- year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At September 30, 1998, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At September 30, 1998, total borrowings under the Credit Agreement were $238 million and the weighted average interest rate was 7.05%. On September 9, 1998, the Company entered into a $20 million revolving credit agreement with a bank. This revolving credit agreement, which is due on December 31, 1998 is expected to be repaid from the proceeds of a $50 million term loan, which the Company is currently negotiating with an insurance company and is expected to close before the end of 1998. At September 30, 1998, total borrowings under this $20 million revolving credit agreement were $10 million with an interest rate of 7.34%. The $50 million term loan is expected to have an interest rate of 6.73%, a thirty year amortization schedule with a ten year term. Effective October 1, 1997, the Company entered into two five year interest rate contracts to hedge against rising interest rates. These contracts effectively convert $80 million of the Company's variable rate debt to fixed rated debt at an average rate of 7.4%, as adjusted based on the Company's total debt outstanding. Market risk exposure is limited to the net interest differential between the variable rate debt under the credit facility and the fixed rate debt, which is reflected in interest incurred. At September 30, 1998, the Company is in compliance with the various financial covenants of its loan agreements.

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was funded primarily from borrowings under the Credit Agreement.

     The Company believes that its existing financial resources, together with the planned $50 million term loan discussed above are adequate to meet its short-term and long-term cash needs. There can be no assurance, however, that the existing capital together with such additional capital will be sufficient. The Company may be required to seek additional capital from the sale of assets or from a variety of other potential sources.

     Residential development spending was $87.2 million in the first nine months of 1998. Spending during the first nine months of 1998 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $30.9 million, $15.1 million and $7.5 million, respectively. Spending during the first nine months of 1998 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $14.3 million, $14.0 million and $2.7 million, respectively.

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Total resort capital spending was approximately $3.6 million for the first nine months of 1998. Developmental expenditures on the island of Lanai totaled $12.7 million during the first nine months of 1998. Spending during the first nine months of 1998 at the Manele and Koele luxury resort residential projects was approximately $8.5 million and $327,000, respectively. Spending during the first nine months of 1998 at the Lanai plantation homes was approximately $1.5 million. Construction costs for the senior housing center on Lanai was $2.1 million for the first nine months of 1998.

     Capital expenditures at the commercial projects totaled $33.7 million during the first nine months of 1998. Commercial spending included $3.1 million for the construction of the 129,000 square foot Two Premier Plaza office building in Atlanta, Georgia; $2.2 million for construction of the 43,000 square foot Regents Center II office building in Tempe, Arizona; $3.1 million for the acquisition of land and the early planning for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina; $8.8 million for construction of the Coyote Creek Golf Course and clubhouse in San Jose, California; and $4.4 million for construction of the Keene's Pointe Golf Course and clubhouse in Orlando, Florida. Commercial spending in Bakersfield, California, included $3.8 million for the final phase of the 300,000 square foot Marketplace shopping center, $2.0 million for a 100,000 square foot industrial building and $2.4 million for a 75,000 square foot office building.

     Cash flow from operating activities increased $7.4 million during the first nine months of 1998 as compared to the corresponding period in 1997. The increase is primarily due to improved operating results and the timing of payables and tax refunds. The Company received a $9.2 million tax refund during the first nine months of 1997. No tax refund was received in 1998. However, the Company's increase in accounts payable provided an additional $5.9 million in 1998 compared to the corresponding period in the prior year to partially offset the 1997 tax refund. Cash flow used in investing activities increased $14.6 million during the first nine months of 1998 as compared to the corresponding period in 1997. The increase is primarily due to increased construction activity on the commercial developments. Cash flow provided by financing activities increased $15.2 million during the first nine months in 1998 as compared to the corresponding period in 1997. The change is primarily due to net borrowings under the Credit Agreement (or its predecessor) of $74.0 million partially offset by the $58.4 million cost of repurchasing 3,015,764 shares of the Company's common stock.

Year 2000

READINESS

     The year 2000 ("Y2K") problem arose because many existing computer programs use two digits instead of four to refer to the year. These programs may be unable to properly interpret a year that begins with "20" (i.e., the year
2000), which could cause disruption of normal business activities. The Company uses computer software and related technologies that will be affected by the Year 2000 problem. The Company also relies upon a number of third parties in conducting its business and could be adversely affected if these third parties are not Y2K compliant.

     The Company is addressing the Y2K problem with a company-wide program involving its corporate office and principal locations. This program includes the identification of affected software and systems through an inventory and assessment, communications with the Company's material suppliers and other third parties to determine the extent to which the Company is vulnerable to failure by them to be Y2K compliant, and the development and implementation of a remediation and response plan.

                                 CASTLE & COOKE, INC.
                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company is currently in the inventory and assessment phase, creating an inventory and assessing the Company's information technology systems (such as business computing systems and technical infrastructure), as well as non-information technology systems (such as embedded technology). This inventory and assessment phase is estimated to be approximately 80% complete. Subject to new information becoming available, the Company expects this to be complete by the end of 1998.

     In conjunction with the inventory and assessment, the Company is developing and implementing a remediation and response plan intended to remedy Y2K deficiencies and to address contingencies for unforeseen problems. In most cases, the Company will replace older software with new, upgraded software and systems that are Y2K compliant. The Company's major accounting systems are either currently Y2K compliant or are expected to be Y2K compliant by the end of the first quarter of 1999.

     In addition to problems that may arise if material suppliers are not Y2K compliant, systemic problems in the economy resulting from the Y2K problem, such as problems with air traffic control, other transportation systems, power supply or overall economic dislocation would affect the Company. In addition, the Company's development and other activities could be halted or materially delayed if its lenders are, as a result of the Y2K problem, unable to advance funds from credit or similar facilities.

COSTS

     The amount spent by the Company as of September 30, 1998 to address the Y2K problem is approximately $110,000. Given the information available at this time, the Company currently anticipates the total cost (including past expenditures) to remediate the Y2K problem will not exceed $700,000. Although the timing of some of these expenditures may be accelerated by the Y2K problem, in most instances they will involve expenditures that would have occurred in the normal course of business.

RISKS AND CONTINGENCY PLANS

     The Company is currently uncertain as to what are the most reasonably likely worst case Y2K scenarios for its operations. The Company will continue to analyze this issue and to develop a contingency plan to respond to these scenarios as more information becomes available.

     Statements herein that are not historical facts are "forward-looking statements." For example, the estimated costs of the Company's Y2K compliance project and the dates on which the Company plans to complete its remediation and other activities are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of remediation resources, the existence and adequacy of third party Y2K compliance plans, the ability to identify and correct all relevant computer codes, and other factors. There can be no guarantee that these estimates and plans will be achieved and actual results could differ materially.

                                 CASTLE & COOKE, INC.

                                       PART II.
                                  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)       EXHIBITS

    Exhibit
      No.
    -------

     4.3 Revolving Credit Agreement dated as of September 9, 1998, among Castle & Cooke, Inc., As Borrower, The Chase Manhattan Bank and Other Parties which may become Parties Hereto, as Lenders, and the Chase Manhattan Bank, as Administrative Agent.

     27        Financial Data Schedule

     (b)       Reports on Form 8-K

               THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1998.

All other items required under Part II are omitted because they are not applicable.

                                 CASTLE & COOKE, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASTLE & COOKE, INC.
                                                 Registrant




Date:       November 12, 1998           BY   /s/  Edward C. Roohan
                                          ------------------------------------
                                                  Edward C. Roohan
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal financial officer)

Date:       November 12, 1998           BY   /s/  Scott J. Blechman
                                          ------------------------------------
                                                  Scott J. Blechman
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal accounting officer)