Form 10-K
period 1998-12-31
CASTLE & COOKE INC/HI/
filed 1999-03-25
CIK 1002506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-14020

                              CASTLE & COOKE, INC.

             (Exact name of Registrant as Specified in Its Charter)

           HAWAII                    77-0412800
(State or Other Jurisdiction      (I.R.S. Employer
             of                Identification Number)
      Incorporation or
        Organization)

                            10900 WILSHIRE BOULEVARD
                         LOS ANGELES, CALIFORNIA 90024
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310) 208-3636

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, No Par Value             New York Stock Exchange

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $186,575,115.

    The number of shares of Common Stock outstanding as of March 10, 1999 was 17,025,020.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

    Portions of the registrant's 1999 Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.

                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

   ITEM NUMBER
  IN FORM 10-K                                                                                                          PAGE
-----------------                                                                                                       -----
                                                             PART I

           1.      Business........................................................................................           1
           2.      Properties......................................................................................          22
           3.      Legal Proceedings...............................................................................          27
           4.      Submission of Matters to a Vote of Security Holders; Executive Officers of the Registrant.......          27

                                                            PART II

           5.      Market for the Registrant's Common Equity and Related Stockholder Matters.......................          28
           6.      Selected Financial Data.........................................................................          29
           7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........          29
           8.      Financial Statements and Supplementary Data.....................................................          29
           9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          29

                                                            PART III

          10.      Directors and Executive Officers of the Registrant..............................................          30
          11.      Executive Compensation..........................................................................          30
          12.      Security Ownership of Certain Beneficial Owners and Management..................................          30
          13.      Certain Relationships and Related Transactions..................................................          30

                                                            PART IV

          14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................          30
                   (a)  1.  Financial Statements...................................................................          30
                   2.  Financial Statement Schedules...............................................................          30
                   3.  Exhibits....................................................................................          31
                   (b)  Reports on Form 8-K........................................................................          32

SIGNATURES.............................................................................          33

FINANCIAL STATEMENT SCHEDULES..........................................................         F-1

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

    The Company is engaged in three principal businesses: residential real estate, resorts and commercial real estate. Castle conducts residential real estate development operations in Hawaii on the island of Oahu, and in Bakersfield, California, Sierra Vista, Arizona and Orlando, Florida. Castle's resort operations are located in Hawaii on the island of Lana'i and include two luxury resort hotels, The Lodge at Koele and The Manele Bay Hotel, two golf courses, and luxury vacation home developments associated with the resort hotels. It develops commercial properties in Bakersfield and San Jose, California; Raleigh, North Carolina; Atlanta, Georgia; Phoenix and Sierra Vista, Arizona; Orlando, Florida and on Oahu. Castle also owns and manages office buildings, shopping centers and other commercial properties in California, Hawaii, Arizona, North Carolina and Georgia. The Company occasionally disposes of property which either does not meet its business needs or can be sold at an advantageous price due to market conditions.

    The Company's residential real estate, resorts and commercial real estate businesses are described in more detail below. In 1998 and Castle's two preceding fiscal years, Castle had no foreign operations or export sales. For detailed financial information with respect to the Company's business and operations including amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments and to domestic operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II herein.

    Statements herein that are not historical facts are "forward-looking statements." Forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results that may be expressed or implied by such statements. These risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets, the effect of economic conditions and geographic concentration, the impact of competitive products and pricing, the cost of materials and labor, governmental regulations and the need for governmental approvals, interest rates and other risks inherent in the real estate business, and the potential impact of year 2000 computer problems. These and other factors can affect the Company's financial results and operations, and can cause them to differ from current expectations and plans.

RESIDENTIAL REAL ESTATE

    Castle is one of the largest developers and builders of single-family and multi-family homes on the island of Oahu in the State of Hawaii, and one of the largest developers of residential real estate in Bakersfield, California and Sierra Vista, Arizona. It began development of a master planned community of single-family homes in Orlando, Florida in December 1997, which includes a golf course and clubhouse expected to open in the third quarter of 1999. Castle's residential real estate operations on Oahu include the development, construction and marketing of single-family and multi-family detached and attached homes within master-planned residential communities developed by Castle and on other parcels of land, which have been acquired and developed by Castle. In Bakersfield, which is located approximately 100 miles north of Los Angeles, Castle primarily subdivides and develops residential communities and sells finished homesites to national and local homebuilders. While Castle has focused on the sale of homesites to national and local homebuilders, it also engages in limited homebuilding on its properties in Bakersfield, including building single-family homes for the active adult market. In addition, Castle is developing and selling homesites in Sierra Vista, Arizona, which is located approximately 70 miles southwest of Tucson. In Orlando, Florida, Castle is developing a residential community and selling finished homesites to homebuilders.

    Castle owns large parcels of entitled and unentitled land intended for residential development in the Oahu and Sierra Vista markets. Castle's land in Orlando and Bakersfield is entitled. "Entitled" land is land that has received all necessary land use and zoning approvals for development from the appropriate state, county and local governments, except for any required plat maps, subdivision approvals, grading and building permits and other secondary approvals. "Unentitled" land is land that has not received all such approvals.

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

    HAWAII'S "AFFORDABLE" HOUSING PROGRAM

    In prior years, governmental agencies in Hawaii implemented various formal and informal policies at both the state and local levels in an effort to increase the supply of low-income and moderate-income housing. As a condition to classifying land for urban development, the State Land Use Commission ("LUC") and the County Councils for each county in Hawaii imposed, most often at the time of entitlement proceedings before those bodies, requirements, on a project-by-project basis, for the provision by residential developers of "affordable" housing. Generally, the State of Hawaii had required developers of residential projects to offer for sale to eligible buyers a portion (50% to 60% prior to 1996) of the total number of units in the project at prices affordable to buyers with incomes between 80% and 140% of median local income as determined by the United States Department of Housing and Urban Development ("HUD"). Counties supported this policy and normally required that a portion of the "affordable" units (generally 10-30% of the total number of units) be affordable to families with incomes between 80% and 120% of the HUD median local income. To ensure that homes sold pursuant to "affordable" housing requirements remain "affordable" to other eligible buyers and to prevent speculation, state and local governments have sometimes imposed transfer restrictions on purchasers of "affordable" homes.

    Prior to 1996, the State LUC required that 50% of the homes sold in the Company's Mililani Mauka development be affordable to families with incomes between 80% and 140% of the HUD median local income. Within this 50% requirement, the City and County of Honolulu required that at least 10% of the homes be affordable to families with incomes not more than 80% of the HUD median local income. In 1996, the State of Hawaii, through the Governor's Office, initiated a change in its affordable housing policies by assigning the implementation and enforcement of such policies to the Counties. Based on this new policy, the Company sought and was granted an amendment to the affordable housing requirements that were imposed by the State LUC on its Mililani Mauka Phase I and Phase II projects. The earlier LUC requirement that 30% of the homes be affordable to buyers earning between 80% and 120% of HUD median local income, and the requirement that 20% of the homes be affordable to buyers earning between 120% and 140% of the HUD median local income were replaced with a requirement that the Company satisfy the affordable housing requirements imposed by the City and County of Honolulu. Accordingly, for Mililani Mauka Phase I and Phase II-B, 10% of the units must be priced to be affordable to families with incomes of not more than 80% of the HUD median local income and 20% of the units must be priced to be affordable to families with incomes between 80% and 120% of HUD median local income. For Mililani Mauka Phase II-A, 10% of the units would be priced to be affordable to families with incomes of not more than 80% of the HUD median local income and 40% of the units would be priced to be affordable to families with incomes between 80% and 140% of HUD median local income.

    The determination of whether a home is "affordable" is based on an assessment of whether a purchaser is able to satisfy certain specified mortgage criteria. For example, the 1998 HUD median local income for a family of four in the City and County of Honolulu (Oahu) was $59,600. Therefore, in an affordable project in Mililani Mauka, allocating one-third of monthly income for housing, and assuming a customer trust fund amount for insurance, real property tax and maintenance of $195 per month, a 10% down payment, a 30-year loan and an annual interest rate of 7%, a home priced at approximately $179,000 would be "affordable" for a family earning 80% of HUD median local income and a home priced at approximately $350,000 would be "affordable" for a family earning 140% of HUD median local income.

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

    In Mililani Makai, the first section of the community to be developed, Castle sold approximately 9,300 units on approximately 2,300 acres of land. In Mililani Mauka, the section of Mililani Town currently undergoing development, Castle currently plans to develop approximately 6,100 units on approximately 1,200 acres. The necessary land use and zoning approvals for these units have been received, roadways are being built and utilities are being installed in each subdivision, and sales of approximately 3,329 (including 360 units built and sold by a third party) of the 6,100 units currently planned have closed through December 31, 1998. Castle's market-priced homes in the first phase of Mililani Mauka range in size from approximately 800 to 2,700 square feet of living area and in price from approximately $260,000 to over $470,000. Castle has designed Mililani Mauka to allow it to build to suit market conditions by developing moderately priced and higher-priced homes. Based upon 1998 HUD median local income, "affordable" homes in Mililani Mauka are currently priced from approximately $115,000 to $265,000.

    ROYAL KUNIA is an approximately 270-acre master-planned community being built in central Oahu, approximately 19 miles west of downtown Honolulu. The undeveloped residential areas of Royal Kunia were purchased in August 1992 as entitled but unimproved land by a limited partnership, 50% of which is held by Company subsidiaries and in which a wholly-owned subsidiary of Castle is the sole general partner. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The current master plan provides for 1,692 units at Royal Kunia, including 972 market-priced units and 720 "affordable" units. The price of the market-priced single-family homes (between approximately 800 and 2,000 square feet of living area) ranges from approximately $225,000 to $325,000. Based upon 1998 HUD median local income, "affordable" housing is currently priced from approximately $200,000 to $235,000. Sales of 712 units had closed through December 31, 1998. In the fourth quarter of 1998, Castle filed suit against the 50% limited partner seeking to recover the limited partner's share of certain expenditures made by the partnership. The limited partner filed an answer, including various defenses and counterclaims. This matter has not been set for trial.

    LALEA AT HAWAII KAI is a low-rise condominium development proposed to contain approximately 290 units in the community of Hawaii Kai in East Oahu. Located on approximately 22 acres of land, all units are market priced and range in price from approximately $220,000 to $320,000. Closings commenced in the third quarter of 1996, and 200 units had closed through December 31, 1998.

    NA PU'U NANI AT WAIKOLOA is a proposed residential development on the island of Hawaii which forms a part of Waikoloa Village. Na Pu'u Nani is held by a joint venture in which a wholly-owned subsidiary of Castle is the managing general partner and holds a 30% interest. The joint venture acquired the property in 1990. In September 1993, the joint venture filed suit against the party from whom the property was purchased. The parties settled this litigation in January 1996, prior to trial, under terms that the Company believes will be beneficial upon development of the project. The property remains undeveloped and this project is currently inactive, pending improvement of market conditions.

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

    The following table sets forth the dollar amount of backlog orders for Castle's residential projects on Oahu in Hawaii as of December 31, 1998 and as of December 31, 1997.

                                      OAHU
                                 BACKLOG--HOMES
                           (DOLLARS ARE IN THOUSANDS)

                                                                         1998         1997
                                                                      -----------  -----------
Backlog at beginning of year........................................  $    11,920  $    15,053
New orders..........................................................      119,498      107,348
Deliveries..........................................................     (110,327)    (110,481)
                                                                      -----------  -----------
Backlog at end of year..............................................  $    21,091  $    11,920
                                                                      -----------  -----------
                                                                      -----------  -----------

    THE HAWAII ECONOMY AND HOUSING MARKET

    The Hawaii economy, which has been in decline for several years, did not improve during 1998 and continued its generally poor performance. The Hawaii economy is strongly influenced by tourism. Tourism (as measured by total visitor count) peaked in 1990 at approximately 7 million, and declined to approximately
6.1 million in 1993. It experienced some recovery until late 1996, when it began to decline again. In 1997, total visitor count to Hawaii experienced a modest 0.7% increase over 1996. In 1998, the Asian financial crisis began to be felt and tourism and total visitor count decreased by approximately 1.9% when compared to 1997. Hawaii experienced a loss of non-agricultural wage and salary jobs in 1998, and Hawaii's 1998 average monthly unemployment rate of 5.8% exceeded the national average of 4.5%. The Asian financial crisis may continue to have an adverse effect on the Hawaii economy, including tourism, and may prolong Hawaii's recession. No assurance can be given that Hawaii will experience economic growth in the future. A continuing economic downturn would have a material adverse effect on Castle's financial condition and results of operations. The Hawaii economy is also subject to risks associated with its weather. Heavy rainfall, hurricanes and other natural disasters could impact the local economy and Castle's operations.

    The median resale price of a single-family home on Oahu decreased by approximately 3% in 1995, decreased by approximately 4% in 1996, decreased by approximately 8% in 1997 and decreased by approximately 3% in 1998. The number of re-sales of single-family homes on Oahu during 1996, as compared to 1995, decreased by approximately 6%; during 1997, as compared to 1996, the number of such re-sales increased by approximately 16%; during 1998, as compared to 1997, the number of such re-sales increased by approximately 23%.

MAINLAND COMMUNITIES

    GENERAL

    Castle's U.S. Mainland communities are located in California, Arizona and Florida. Castle's active residential developments in California are in Bakersfield, the county seat of Kern County, located in the southern part of California's central (San Joaquin) valley. Castle's Bakersfield developments are located in the southwest part of the city in the vicinity of the California State University at Bakersfield. In Bakersfield, Castle primarily subdivides and develops its landholdings into developable parcels and planned residential communities designed to meet demand for housing in each market segment. This includes homesites for single family homes in price ranges from entry level to luxury homes, including pre-designed as well as custom plans. Castle also engages in homebuilding in its Bakersfield developments. Castle intends to continue the development of certain of its existing landholdings in California.

    Castle's active development in Arizona is in the town of Sierra Vista, where it subdivides and develops its land holdings into developable parcels and homesites to provide housing primarily for the military-based population and retirement market.

    In Florida, the Company, through a partnership with a third party, is developing a residential community with a golf course and clubhouse and selling finished homesites to homebuilders.

    DEVELOPMENTS

    SEVEN OAKS is a master-planned community on approximately 1,700 acres and is the premier residential development in Bakersfield. Seven Oaks surrounds the Seven Oaks Country Club and Golf Course, which was developed by Castle and eventually will be contributed to a nonprofit mutual benefit corporation. Castle has the exclusive right to sell memberships in the Seven Oaks Country Club and is obligated to fund the net operating losses and receives the excess cash flow of the country club through a transfer date which can be, at Castle's election, no earlier than the time at which the Club has a specified number of active golf memberships and no later than a specified date. In 1998, Castle decided to add nine additional golf holes to the golf course, which resulted in an extension of the transfer date to no later than October 31, 2007. As of December 31, 1998, 276 such memberships had been sold. In January 1999, an additional 5 year extension to October 31, 2012, was approved by the membership of Seven Oaks Country Club. The final approval is in process with the California Department of Corporations. If this approval is obtained, the transfer date will become no earlier than the time at which the Club has 615 active golf memberships and no later than October 31, 2012. Development of the community is being completed in phases, based on market demand. Castle has developed neighborhoods offering homesites for "move-up" to luxury homes in eight price ranges. Homesite prices in Seven Oaks range from approximately $25,000 to $300,000. During 1998, 217 homesites and two homes were sold. Approximately 1,980 homesites remain to be developed on approximately 1,017 acres. Castle also engages in homebuilding in this community, including single-family homes for the active adult market and single-family homes for the semi-custom market.

    SILVER CREEK is a master-planned community encompassing approximately 600 acres in Bakersfield. Castle offers homesites and homes at three price levels. Castle's homes are currently priced between approximately $90,000 and $150,000 and its homesites are priced between approximately $19,000 and $22,000. Approximately 448 homesites remain to be developed on approximately 162 acres.

    BRIMHALL, a residential community in Bakersfield comprised of approximately 1,232 acres, is planned to attract entry-level and move-up homebuyers. The prices of single-family homesites in the current phases in Brimhall range from approximately $18,500 to $74,000. Approximately 382 homesites remain to be developed on approximately 193 acres. In addition, approximately 458 acres are currently being planned to complete the Brimhall community.

    FAIRWAYS, comprising approximately 225 acres, is currently being planned for an active adult community. Other Bakersfield residential projects include the HAGGIN OAKS, CAMPUS PARK, THE OAKS and RENFRO single-family developments (comprising approximately 517 single-family lots in total), and the MING & GOSFORD multi-family development. In January 1999, Castle purchased 61.3 acres in Tevis Ranch, located approximately one half mile directly south of the Seven Oaks development, and directly across the street (west) from the Campus Park development. The property is currently being planned for an estimated 300 lots.

    SIERRA VISTA is near Sierra Vista, Arizona, in Cochise County in the southeast portion of Arizona about 70 miles from Tucson. Sierra Vista contains single-family and multi-family homesites developed by Castle for sale to builders and individuals. The homesites in Sierra Vista are currently priced from approximately $13,000 to $55,000. Approximately 1,184 homesites remain to be developed on the approximately 1,054 entitled acres. The Company also owns approximately 3,341 unentitled acres at Sierra Vista. WINTERHAVEN, a gated active adult community begun in 1997, is located adjacent to the Pueblo del Sol

Country Club. Lot prices currently range from approximately $22,000 to $55,000 with 1,076 lots remaining as of December 31, 1998. Other Sierra Vista communities of Castle include one acre lots in Mountain Shadows, Mountain Ridge with 7,500 square foot lots, and Chaparral Village with 4,500 square foot lots. In total, 108 lots remained in these villages as of December 31, 1998. During 1998 Castle sold a 52.7-acre parcel of undeveloped land in Sierra Vista to a third party for the construction of a 400,000 square foot regional mall, which would be the first of its kind in Sierra Vista. Scheduled for completion in late 1999, a recreational vehicle park is currently under construction on approximately 57 acres of Castle property in Sierra Vista. This park will include a total of 220 overnight RV rental spaces, approximately 450 lots for park models, and approximately 80 recreational vehicle storage spaces.

    KEENE'S POINTE in Orlando consists of approximately 946 acres, including the approximately 240 acre Jack Nicklaus designed signature golf course that is under construction and expected to be completed around mid-1999. Keene's Pointe is being developed by a partnership ("Keene's Pointe Partnership") formed by Castle and Golden Bear International, Inc. ("GBI"), a company wholly-owned by professional golfer, Jack Nicklaus. Castle is the managing general partner and GBI is the limited partner. The venture was restructured in 1998 to eliminate GBI's obligation to provide the partnership with a first look at opportunities for new projects, and to eliminate the Company's funding obligation for new projects. In 1996, the Keene's Pointe Partnership entered into the contract to acquire property for its Keene's Pointe community in Orlando, Florida. The property, under this contract, comprises approximately 866 developable acres in the town of Windermere adjacent to the Disney Preserve, and can be purchased on a parcel by parcel basis over a 10-year period. The first purchase under this contract was in December 1997, and consisted of approximately 240 acres for a proposed 18-hole golf course and clubhouse and an additional 206 acres proposed for approximately 361 lots. Two additional purchases under the 1996 contract occurred in 1998 consisting of a total of approximately 100 acres proposed for approximately 181 lots. An additional 80 acres, located adjacent to the Keene's Pointe project, and proposed to be developed as an additional 158 lots, were purchased by the partnership in January 1998 under a different purchase agreement. In the fourth quarter of 1998, Castle assumed responsibility for completion of the construction of the golf course for the Keene's Pointe project, which had been contracted to an affiliate of GBI. Purchase of the property and development of Keene's Pointe is planned to occur in phases, based on market demand. Castle develops and sells homesites for "semi-custom" to luxury homes to homebuilders at Keene's Pointe. Homesites are currently priced between approximately $45,000 and $500,000. Approximately 1,062 homesites are being developed on approximately 706 acres. As of December 31, 1998, approximately 906 lots remain to be developed.

    SALES AND MARKETING

    In California, Arizona and Florida, Castle markets its developments through a combination of local newspapers, magazines, radio and outdoor advertising, promotional literature, and sales meetings conducted for both individual homebuyers and residential brokers and builders. Castle also maintains sales centers in Bakersfield and a sales center in Sierra Vista, and is constructing a sales center in Windermere (Keene's Pointe) to display available homesites to prospective builders and individual buyers. In California, Florida and Arizona, Castle occasionally uses outside brokers in marketing its properties. Castle sells its finished homesites in Bakersfield, Arizona and Florida to homebuilders. Castle also sells options in Bakersfield, Sierra Vista and at Keene's Pointe to homebuilders to acquire a number of available homesites, and it has been Castle's experience that nearly all of the options granted pursuant to the agreements have been exercised in full. These options typically require a non-refundable deposit of 10% of the aggregate purchase price of the homesites. Contracts for homesites sold by Castle provide for Castle's approval of home design and construction and the lots are subject to architectural control covenants.

    From time to time, Castle provides financing to buyers of its California and Arizona homesites by taking promissory notes instead of cash for a portion of the sales price of the properties it sells. Down payments on these transactions have averaged between 20% to 25%.

    ORDER INVENTORY AND BACKLOG

    Castle's inventory of developed homesites in California, Arizona and Florida varies according to the stage of development of each of Castle's communities. It is currently the policy of Castle to limit its inventory of completed but unsold homesites in Bakersfield and Sierra Vista to approximately one year of anticipated demand. It has been Castle's experience that nearly all of the options granted to homebuilders have been exercised in full.

    The following table sets forth the dollar amount of backlog orders for Castle's homesite development in California, Arizona and Florida as of December 31, 1998 and as of December 31, 1997.

                              MAINLAND COMMUNITIES
                               BACKLOG--HOMESITES
                           (DOLLARS ARE IN THOUSANDS)

                                                                           1998        1997
                                                                        ----------  ----------
Backlog at beginning of year..........................................  $   19,964  $    7,959
New orders............................................................      44,269      30,393
Deliveries............................................................     (42,159)    (18,388)
                                                                        ----------  ----------
Backlog at end of year................................................  $   22,074  $   19,964
                                                                        ----------  ----------
                                                                        ----------  ----------

    Castle's inventory of completed homes in Bakersfield varies according to the stage of development of the community. It is currently Castle's practice to include a home in backlog at the contract price upon execution of a sales contract and receipt of money on deposit (usually $1,000 to $5,000), and to remove it from backlog upon transfer of title. Backlog may vary substantially over time because Castle's communities are long-term projects that are frequently at different stages of development. In the past, the Company has generally allowed prospective home purchasers who are unable to obtain financing to cancel their contracts and has refunded their deposit.

    The following table sets forth the dollar amount of backlog orders for Castle's homes in Bakersfield as of December 31, 1998 and as of December 31, 1997.

                                  BAKERSFIELD
                                 BACKLOG--HOMES
                           (DOLLARS ARE IN THOUSANDS)

                                                                               1998       1997
                                                                             ---------  ---------
Backlog at beginning of year...............................................  $       0  $       0
New orders.................................................................      5,715        557
Deliveries.................................................................     (1,663)      (557)
                                                                             ---------  ---------
Backlog at end of year.....................................................  $   4,052  $       0
                                                                             ---------  ---------
                                                                             ---------  ---------

    THE BAKERSFIELD ECONOMY AND HOUSING MARKET

    A majority of Castle's residential developments in the continental United States are located in Bakersfield, the county seat of Kern County. Kern County's population was approximately 640,000 persons, comprising approximately 203,000 households in 1998. Bakersfield is one of the most affordable cities in California (based on a November, 1996 survey by the National Association of Homebuilders). The population of metropolitan Bakersfield increased from approximately 329,000 in 1990 to approximately 388,000 in 1998, an average annual growth rate of 2.2% versus 1.4% for California as a whole. The median resale price of a single-family home in Bakersfield increased by approximately 4.1% in 1998, compared to a national average increase of approximately 4.9%.

    Kern County is the leading oil-producing county in the lower 48 states and the third leading agricultural county (based on crop value) in the United States. The Bakersfield economy is sensitive to economic, political and weather conditions affecting oil and agriculture. In the first quarter of 1999, the per barrel price for locally produced crude oil (known as Kern River crude) was at $7, down $1.54 from January 1998. This price decrease is expected to lead to additional cutbacks in spending by area oil producers. The climate and geology of California present certain risks for natural disasters and other sudden events. The Bakersfield area, like much of California, is at risk for seismic activity. Storms, floods, drought, earthquakes and crop freezes may have a material adverse effect on the local economy and on the properties or operations of Castle. During 1998, citrus trees in Kern County experienced several nights of below 32 degrees Fahrenheit, causing substantial crop damage.

    THE ORLANDO AND SIERRA VISTA ECONOMIES AND HOUSING MARKET

    The Keene's Pointe project is located in Orange County, Florida, in the town of Windermere adjacent to the Disney Preserve. In 1998 the median price of a single-family home in Windermere was approximately $98,000, the city's job growth rate was approximately 1.5% and its unemployment rate was approximately 2.6%. Keene's Pointe is located approximately 30 miles from Orlando. Metropolitan Orlando is one of the fastest growing regions in the nation, adding approximately 12,000 jobs in 1998. Tourism is Florida's largest industry, and the Orlando area includes such major theme parks as Disney World, Universal Studios and Sea World.

    Sierra Vista, Arizona has a population of approximately 40,000, and Cochise County, Arizona has a population of approximately 124,000. For Sierra Vista, the 1998 median price of a single-family home was approximately $96,000, the city experienced a negative job growth rate of approximately (6%) and its unemployment rate was approximately 6.5%.

DEVELOPMENT OF MASTER-PLANNED COMMUNITIES

    Master-planned communities are long-term projects requiring substantial investments of time and capital resources. In Castle's experience, master-planned communities have generally required approximately eight to ten years from initial planning and entitlement proceedings to the closing of the first sale of a completed home on the island of Oahu and up to three years from initial planning and entitlement proceedings to the closing of the first sale of a finished homesite or a completed home on the mainland.

    THE ENTITLEMENT PROCESS. Castle prepares the plans for each master-planned community providing for infrastructure, neighborhoods, commercial and industrial areas, educational and other public facilities as well as open space. Once preliminary plans have been prepared, Castle must obtain numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," before it can commence development and construction of a project. In Hawaii and California, obtaining the necessary entitlements for large residential developments and master-planned communities is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays.

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

    Castle owns unentitled land in California in Los Angeles County and Santa Clara County. Castle also owns unentitled land at its Sierra Vista development in Arizona. While the requirements vary in each location, and while the amount of time it takes to obtain entitlements is generally shorter in Arizona than in California, the entitlement process for transforming such land into a developable parcel or a master-planned community includes such things as annexation proceedings involving the local municipalities, regulatory approvals relating to such matters as permitted land uses and levels of density, the installation of utilities and waste disposal services, and the dedication of acreage for open space, parks, schools, and other community purposes. In addition, upon receipt of a building permit for a finished homesite, homebuilders are required in California to pay impact fees based on governmental assessment of the effects of their projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality of the communities.

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

RESORTS

    The island of Lana'i consists of approximately 90,500 acres and is the sixth largest of the Hawaiian Islands. The Company owns approximately 88,000 acres or 98% of the island. On Lana'i, Castle owns and operates two luxury resorts, with two championship golf courses. Castle is also developing two luxury vacation home projects on Lana'i. For the purposes of this discussion, the activities of Castle on Lana'i will be divided into three areas: Resorts, Resort Developments and Other Businesses on Lana'i.

RESORTS

    The Company owns and operates two luxury resorts, the Lodge at Koele and the Manele Bay Hotel, on Lana'i. The Company is responsible for all phases of lodging operations, including the hiring, training and supervision of all of the managers and employees necessary for the operation of the facilities, and the marketing and maintenance of the properties.

    THE LODGE AT KOELE, a 102-room luxury hotel situated in the wooded highlands of the island, opened in mid-1990. This resort hotel includes tennis facilities, stables and a riding facility, an executive putting course, a fitness center, two restaurants, a retail shop and award-winning gardens. There is also a championship 18-hole golf course, the Experience at Koele, designed by Greg Norman and course architect Ted Robinson, with a clubhouse, a retail shop and restaurant. In 1996, the Lana'i Pines Sporting Clays facility was opened featuring skeet, trap, compact sporting and a 14 station clays course catering to upscale shooters. The resort, golf course, and restaurants have received numerous awards. In 1998, for the second consecutive year, the Koele resort made Conde Nast Traveler's Gold List and was voted by its readers the World's Best Golf Resort as well as the Best Pacific Rim Resort.

    THE MANELE BAY HOTEL, a 249-room luxury oceanfront resort, was opened in 1991. The Manele Bay complex includes a 12,000 square foot conference center, a spa facility, tennis center and pro shop, three restaurants, a retail shop and a salon. The resort also features an 18-hole championship golf course, the Challenge at Manele, designed by Jack Nicklaus, and a clubhouse with a pro shop and restaurant. The Manele Bay Hotel, restaurants and golf course have been recognized with numerous awards. In the 1998 Conde Nast Readers' Choice Poll, the Manele Bay Hotel was voted number 11 among the top 25 Pacific Rim Resorts and number three among the 50 best golf resorts. The resort was also rated by readers of Travel & Leisure as number 2 among the 20 Best Hotels in Hawaii.

    The following table sets forth combined operating statistics for the two hotels for fiscal years 1995 through 1998:

                                                                                      1998       1997       1996       1995
                                                                                    ---------  ---------  ---------  ---------
Average daily room rate...........................................................  $     286  $     280  $     266  $     251
Occupancy rate....................................................................        67%        67%        62%        58%
Room revenue per available room (daily)...........................................  $     191  $     187  $     166  $     143

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

    The Lana'i resorts cater to upscale leisure travelers. In late 1998, Castle and Starwood Hotels and Resorts entered into an agreement whereby the Lodge at Koele and the Manele Bay Hotel became members of The Luxury Collection, an elite group of hotels that includes such properties as the St. Regis in New York and Aspen, Colorado; the Phoenician in Scottsdale, Arizona; the Hotel Danielli in Venice; Prince De Galles in Paris; and the Hotel Imperial in Vienna. While Castle operates its own computerized reservations service headquartered on Lana'i, the agreement provides the Lana'i resorts with access to

Starwood's sales, marketing and reservations services and systems. Castle continues to manage the Lana'i resorts and directs an international sales and marketing program, including national advertising, publicity efforts, satellite sales offices in Honolulu, Los Angeles, Chicago and New York, and international representation. The majority of the guests of the Lana'i resorts come from the mainland United States, with roughly equal percentages from Asia and Europe. There is also a strong local market in Hawaii.

    Tourism to Hawaii is affected by a number of variables, including, among others, general economic conditions, exchange rates, competition from other destinations, and the cost and availability of airline transportation. Lana'i is particularly vulnerable to changes in air service, which can be affected by adverse weather conditions. Many of these factors have had a negative effect on Hawaii tourism over the last several years, causing a decline in visitor arrivals from 1991 to 1994. Tourism (measured in terms of total visitor arrivals) improved in 1995, although the benefit of such improvement was felt primarily in Oahu and not on the neighbor islands, including Lana'i. In 1996, tourism was essentially flat, with the decline in mainland visitors offset by an increase in visitors from Japan. In 1997, tourism declined slightly overall with a decrease in Japanese business, due to a weak economy and an unfavorable exchange rate, only partially offset by an increase in arrivals from the mainland United States. In 1998 total visitor arrivals declined by approximately 1.9%, with a drop of more than 10% in arrivals from Japan and other Asian countries resulting from, at least in part, the Asian economic crisis. In 1998, statewide occupancy levels fell below 1997 levels in 11 of the 12 months.

RESORT DEVELOPMENTS

    GENERAL

    Castle is a developer and builder of single-family and multi-family homes on the island of Lana'i. Castle develops land and designs, builds and sells high quality homes for the resort and local housing markets. Projects being developed or proposed include townhomes and detached single family homes for the luxury vacation homebuyer.

    LUXURY VACATION HOME PROJECTS

    THE KOELE PROJECT. Koele, located at the edge of Lana'i City at an elevation of 1,800 feet, includes 632 acres zoned for hotels, golf, residential and park uses. The Lodge at Koele and the Experience at Koele golf course form the focus of the development. The first phase of the Koele luxury residential project includes the Villas at Koele, consisting of 88 proposed multi-family units on 18.5 acres, and 255 proposed single family units on 138 acres. The first phase of infrastructure, including all roads, utility and drainage improvements for the Villas at Koele and the 19 single family homesites in a project known as Puulani Ridge, was completed in August 1995. The development and sale of the residential property in the Koele Project is expected to occur over a twenty-year period.

    The Villas at Koele are multi-family units, overlooking the Experience at Koele golf course. There are six floor plans ranging in size from approximately 1,360 square feet to approximately 2,660 square feet, with sales prices ranging from approximately $500,000 to $1,000,000. A sales center with six furnished model homes and sales office opened in December 1994, and construction on the first phase of 20 units commenced in March 1995. Pre-sales for the Villas at the Koele Project commenced in December 1994. As of December 31, 1998, there were seven closings of sales of Villas townhomes (one in 1998, four in 1996 and two in 1995), and five unsold completed units.

    Luxury single-family homes at Koele are sold as a custom house and lot package, where the buyer selects a lot and house design and the Company constructs the house. Completed house and lot packages range in price from approximately $800,000 to $2,500,000. Three model homes were completed at Puulani Ridge in 1996. As of December 31, 1998, there had been four closings of homes at Puulani Ridge (two in 1998 and two in 1997, one of which was reacquired by the company in 1998).

    The vacation homes at Koele are marketed primarily to affluent individuals from the mainland United States and, to a lesser degree, Japan and Hawaii. Marketing efforts include local and national advertising and publicity, as well as those of an on-site sales team of licensed professionals. The majority of buyers are anticipated to be repeat guests of the Lodge at Koele or the Manele Bay Hotel. The development and construction of new luxury hotels in Hawaii and elsewhere, and continued economic weakness in Hawaii and Asia, could negatively impact occupancy levels at the resort hotels on Lana'i, resulting in a reduced number of vacation home sales. The Company continues to monitor the Koele project and explore alternatives to stimulate sales activity.

    THE MANELE BAY PROJECT. The Manele Bay Project is located on approximately 868 acres on the southern coast of Lana'i. The property is currently zoned for hotel, golf course, commercial, residential, park and open space uses. The Manele Bay Hotel and The Challenge at Manele golf course will form the centerpiece of the development.

    The first increment of the Manele Bay Project is proposed to include 94 multi-family units on approximately 33.4 acres and 166 single-family homesites on approximately 145 acres. The development of this increment will proceed in phases. The first phase of this increment received all necessary approvals from the County of Maui and sales began in 1998. The Company does not currently have all required governmental approvals for the development of the second or any subsequent increments of the Manele Bay Project. There can be no assurance that Castle will obtain all such approvals and permits.

    The Company began accepting contracts and/or reservations for the Manele Bay Project in December of 1996. As of December 31, 1998, twelve units including four model homes had been completed at the Terraces, which is a multi-family project with five floor plans ranging in size from approximately 1,560 square feet to approximately 3,200 square feet. They are currently priced from approximately $800,000 to approximately $2.1 million. The single-family lots at Manele are currently priced from approximately $650,000 to approximately $2,450,000. The development and sale of the residential property at the Manele Bay Project is expected to occur over a twenty-year period. As of December 31, 1998, there were three closings of single-family lots (one in 1998 and two in 1997) and seven closings of Terrace units all of which occurred in 1998. As of March 1, 1999, there were sales contracts for seven Terrace units, with closings expected to occur throughout 1999.

OTHER BUSINESSES ON LANA'I

    The Company is involved in a number of other businesses on Lana'i, including a residential redevelopment project and the operation of commercial properties and various support services.

    LANA'I CITY RESIDENTIAL REAL ESTATE PROJECT. The Company has a residential redevelopment project within Lana'i City that includes up to approximately 250 single family homes that are planned to be sold. This project involves the demolition of old plantation homes and rebuilding on the lots new single family homes mirroring the plantation style architecture. The single family plantation style homes are proposed to range in size from approximately 780 square feet to 1,344 square feet with prices ranging from approximately $115,000 to $260,000. In connection with obtaining County approvals for this project, Castle agreed to an affordable housing program to include 195 affordable housing and/or rental units. As of December 31, 1998, thirty-one plantation style homes had been completed, twenty-two sales had closed and four were under contract for sale.

    Castle also plans to develop, build and manage approximately 164 multi-family units for rental to employees of Castle and other residents of Lana'i. Of these, 40 quad units have been completed and are available for rentals. An additional 24 elderly housing units were completed in 1998. These are available for rental and are managed by Hale Mahaolu, Inc., a non-profit agency unaffiliated with the Company.

    COMMERCIAL PROPERTIES AND SUPPORT SERVICES. The Company owns and manages approximately 113,000 square feet of improved commercial lease space within Lana'i City. The Company is also engaged in a number of support businesses or activities on the island of Lana'i. These support operations include the management of approximately 542 residential rental units in Lana'i City, and prior to 1997, the management of a diversified agricultural program. Castle's agricultural operation on Lana'i included cattle grazing, forage production, a limited number of small crops and raising beef cattle and hogs. In 1997, Castle sold the cattle operation and has discontinued substantially all of its remaining agricultural operations. In addition, Castle owns and operates a water company, which is regulated by the Hawaii Public Utilities Commission and provides water service to the resorts, commercial customers, government entities and the residents of Lana'i City. Castle also owns and operates motor vehicles used to transport resort guests and employees, which business is also licensed by the Hawaii Public Utilities Commission.

COMMERCIAL REAL ESTATE

HAWAII PROPERTIES

    On the island of Oahu, Castle is the developer and manager of the Mililani Technology Park, the Iwilei Cannery Development, the Town Center of Mililani and the Dole Plantation. In the case of the Mililani Technology Park and the Dole Plantation, Castle utilized undeveloped Company land and processed the property through the entire range of development, including entitlements and permits, planning, design, construction of site infrastructure, and construction and management of building improvements. The Town Center of Mililani is an integral part of the Mililani master-planned community and its development has been timed with the growth of the surrounding community. The Iwilei Cannery Development is an on-going conversion of a former pineapple cannery into a retail-entertainment commercial center. The following paragraphs describe each of the properties in more detail.

    MILILANI TECHNOLOGY PARK is a high technology/business park approximately two miles from Mililani Town and has approximately 226 acres remaining. The park is planned to be an employment center for Central Oahu and Oahu's North Shore. The zoning for Mililani Technology Park requires that no less than 45% of the initial acreage be sold or ground leased to high technology companies. Phase One of the Mililani Technology Park, with approximately 90 acres remaining, has received all necessary entitlements. Subdivision improvements for all but approximately 28 acres of Phase One are in place. Of the 100 acres in Phase One, 50 acres have been sold. As of December 31, 1998, four developed lots in Phase One, totaling approximately 19 acres, were being marketed for sale, with an additional 28 undeveloped acres remaining in this Phase. Phase Two, consisting of approximately 136 acres, has been classified as Urban by the Hawaii State Land Use Commission. The City approved the Development Plan amendment for Phase Two in December 1995. The zoning application will be submitted for City approval when market conditions warrant. Major development work is required in Phase Two, including subdivision improvements, construction of a one million-gallon off-site water reservoir and adding capacity to off-site sewer lines. There are two buildings owned by Castle in the park: the 31,000 square foot Verifone Building, and the 21,000 square foot multi-tenant office building known as the Leilehua Building. Castle leases the Leilehua Building land from a third party. As of December 31, 1998, the Verifone Building was fully leased to a single tenant and the Leilehua Building was 93% leased, with a monthly weighted average rent of $1.57 per square foot. Verifone was acquired by Hewlett-Packard in 1997. In November 1998, Verifone vacated approximately 18,570 square feet of the Verifone Building for which space rent was paid through January 1999, and is expected to vacate its remaining space in the Verifone Building when its lease expires in May 1999. In the first quarter of 1999, Castle relocated its Oahu headquarters to the second floor of the Verifone Building from the Castle & Cooke Building at the Iwilei Cannery Development.

    IWILEI CANNERY DEVELOPMENT. This property, previously used by Dole for its Hawaii pineapple cannery operations, consists of approximately 45 acres and is located approximately 10 minutes driving time to downtown Honolulu, 10-15 minutes driving time to the Honolulu International Airport, and 15-20 minutes driving time to Waikiki. The property is in various stages of development. Approximately 31 acres are developed or are under construction, including streets, parking lots and building pads. There is a plan for 14 acres to be developed as an urban business/industrial park over the next five to seven years. The current operating properties within the Iwilei development include a single-tenant building (925 Dillingham), a multi-tenant building (801 Dillingham), and a multi-tenant office and retail center (the Dole Center). The 925 and 801 Dillingham buildings include 55,000 square feet and 54,000 square feet, respectively, of rentable office space. The Dole Center consists of multi-tenant office space (Dole Office Building and Castle & Cooke Building), a retail center (the Shops at Dole Cannery), and a 1,200-stall parking structure, which, along with the 748-stall surface parking lot, serves the entire Dole Center. The Shops at Dole Cannery consists of approximately 200,000 rentable square feet of retail space, the 48,000 square foot banquet facilities ("Dole Visitor Center"), and the 18-screen Signature Theaters (80,000 square feet) under construction, with a scheduled opening of May 1999. Excluding the approximately 40,000 square feet of the Dole Center then occupied by Castle's Oahu headquarters at December 31, 1998, the Cannery Development had approximately 636,000 rentable square feet which was 62% leased to third parties. In the first quarter of 1999, Castle relocated its Oahu headquarters from the Castle & Cooke Building at the Dole Center to the Verifone Building at the Mililani Technology Park.

    In 1998, Castle formed a venture with Horizon/Glen Outlet Centers Limited Partnership ("Horizon"), a large developer of outlet centers in the United States, and the lessee of property at the Dole Cannery under a long-term master space lease that was to expire in 2044 (the "Cannery Lease"). Under this agreement, Horizon contributed to the venture (i) its rights and obligations under the Cannery Lease, and (ii) substantially all of its economic interest in an approximately 368,000 square foot factory outlet center now known as the Prime Outlets at Lake Elsinore ("Prime Outlets") in Lake Elsinore, California, subject to existing mortgage financing, together with certain undeveloped property comprising approximately 200 acres and located adjacent to the Prime Outlets. In exchange for its contributions to the venture, Horizon was released from all continuing obligations under the Cannery Lease. The Company owns a substantial majority of the venture and controls its operations. As of December 31, 1998, the Prime Outlets was approximately 90% leased. In the fourth quarter of 1998, Castle purchased an additional 3.89 acres of undeveloped land adjacent to the Prime Outlets.

    Home Depot, the largest home improvement retailer in the United States, is leasing a nine-acre parcel at the Iwilei Cannery Development on which it is building a 136,000 square foot store, which will be its first store in Hawaii and which is expected to open in late 1999.

    Signature Theaters, a chain theater operator headquartered in Northern California, signed a long-term lease for what was formerly the Dole Can Plant. This 80,000 square foot, 18-screen multi-plex, which is scheduled to open in May 1999, will be the first urban theater complex in Honolulu offering stadium seating and state-of-the-art audio and visual equipment.

    TOWN CENTER OF MILILANI is the fifth largest community shopping center on Oahu. The Town Center, which sits on approximately 45 acres (41 acres of which are owned by Castle), was built in phases with the first phase completed in 1987. In 1993, Wal-Mart entered into a ground lease for 11 acres and built a 137,000 square foot store (their first store in Hawaii) which opened in 1994. The Town Center contains approximately 441,000 rentable square feet, of which Castle owns approximately 394,000 rentable square feet. At December 31, 1998, approximately 88% of Castle's property was leased. As part of a nationwide store closing, Woolworth negotiated an early termination of its lease at the Town Center, closing its store in March 1998. Also in March 1998, a lease was signed with Consolidated Theaters, the largest theater operator in Honolulu, for a 14-screen multi-plex, which is scheduled to open in late 1999. Approximately 62,000 square feet of additional retail space or office space can be added to the Town Center.

    DOLE PLANTATION, located just north of the town of Wahiawa on a major road leading to the North Shore of Oahu, is a retail visitor operation, occupying two buildings totaling approximately 11,000 square feet on approximately 250 acres (approximately 243 acres of which is a proposed expansion area). The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products. The main products sold are clothing and other items with the Dole logo, products made in Hawaii, and food and beverages generally made with pineapples. The Dole Plantation is one of the busiest tourist attractions on Oahu and had over 900,000 visitors during 1998 and revenues of approximately $6.4 million. A hedge maze, with the center in the shape of a pineapple, was completed and opened in April 1998, and was designated by the 1998 Guinness Book of World Records as the world's largest permanent maze.

    The Leilehua, Verifone, Iwilei Cannery Development and Dole Plantation properties are pledged as collateral in connection with Castle's credit agreement with a group of banks. According to 1997 appraisals by independent third parties engaged by the banks, the total appraised value for the Leilehua, Verifone and Dole Plantation properties was approximately $16 million, excluding the undeveloped land. According to a 1998 appraisal by an independent third party engaged by the banks, the income-producing leases of the Iwilei Cannery Development, including the Home Depot lease, were valued at approximately $62 million. The Town Center is pledged as collateral in connection with Castle's fixed rate loan from Teachers Insurance and Annuity Association of America which funded at the end of 1998 (the "Teachers" Loan). In connection with the Teachers Loan, an independent third party engaged by the lender performed an appraisal of the property in the fourth quarter of 1998. Based on the applicable loan to value ratio, the Town Center would have a value of approximately $62 million.

    THE HAWAII COMMERCIAL REAL ESTATE MARKET

    The Oahu downtown commercial office market has declined in the last few years with a vacancy rate of 3.5% in 1990 climbing to a high of approximately 19% in 1996, and decreasing to approximately 15% at the end of 1998. This is the result of a declining economy and an increase in the development of office space since 1991. Vacancy rates are projected to stay in double digits through the remainder of the decade. Since 1990, the Oahu retail industry has experienced a slow economy and the entry into the Hawaii market of large discount retailers, which has had an adverse effect on smaller local retailers. See "The Hawaii Economy and Housing Market" for a discussion of the Hawaii economy.

BAKERSFIELD PROPERTIES

    In Bakersfield, California, Castle owns two industrial parks comprising 98 acres (Stockdale Industrial Park and Gateway Industrial Park), two industrial warehouses (Harvel and 7021 Schirra Court), two office buildings (10000 Ming Avenue and One Riverwalk), a shopping center (The Marketplace), and a 50% interest in a general partnership that owns a shopping center (Town & Country). Castle owns 42 acres of undeveloped highway commercial land at Highway 99 and Bear Mountain Boulevard (Highway 99 @ Bear Mountain). In addition, Castle owns an undeveloped industrial park (Stockdale Industrial Park Phase VI) which includes 285 acres of land currently being used for agricultural purposes. The 42 acres at Highway 99 @ Bear Mountain, the two industrial parks (Stockdale Industrial Park and Gateway Industrial Park) and the undeveloped industrial park (Stockdale Industrial Park Phase VI) are currently being marketed for sale. The following paragraphs describe each of these properties in more detail.

    HARVEL, located at 7001 Schirra Court, is an industrial warehouse of tilt-up construction completed in August of 1998. The building contains approximately 100,000 square feet and is fully leased to Harvel Plastics at a current monthly base rent of $0.306 per square foot.

    7021 SCHIRRA COURT is an industrial warehouse of tilt-up construction containing approximately 150,000 square feet. At December 31, 1998, the building was fully leased with a monthly weighted average base rent of $0.22 per square foot.

    10000 MING AVENUE is a Class A, suburban office building constructed in 1984 containing approximately 214,000 square feet. The total site consists of approximately 18.5 acres and is located in southwest Bakersfield. In November 1997, Castle signed a 10-year lease with AERA Energy, LLC. On July 1, 1999, when the lease term commences, AERA will occupy 185,000 square feet at a monthly base rent of $1.73 per square foot with the remaining 29,000 square feet occupied by Celeron, resulting in a monthly weighted average base rent for the property of $1.63 per square foot.

    ONE RIVERWALK is a 73,000 square foot Class A suburban office building which was completed in February 1999. Castle & Cooke mainland communities headquarters occupies approximately 17,000 square feet and effective March 1, 1999, a Dole Food Company subsidiary began leasing approximately 25,000 square feet. An additional 12,000 square feet is leased to third parties with move-in's scheduled for the first half of 1999. Signed leases total approximately 75% of the available space.

    THE MARKETPLACE is a 32-acre, 300,000 square foot shopping center in Bakersfield. The center has an "upscale" Georgian theme with a large fountain as an amenity. Phase I (214,000 square feet) is 98% leased. Vons (a major southern California grocery store chain) and Edwards Cinema are the anchor tenants leasing 57,000 and 58,000 square feet, respectively. Vons opened in November of 1996 and Edwards opened in March of 1997. In December of 1998, Phase II was completed adding 35,000 square feet to the 214,000 square feet in Phase I. As of December 31, 1998, 89% of THE MARKETPLACE was leased with a weighted average monthly rent of $1.22 per square foot. The remaining 51,000 square feet of space is planned to be completed in 1999 and 2000.

    TOWN & COUNTRY is a 173,000 square foot shopping center held by a partnership in which Castle has a 50% ownership interest. The center was built in 1986 and includes Albertsons Grocery Store and Longs Drug Stores as the major tenants. As of December 31, 1998, the center was 98% leased with a weighted average monthly rent of $1.03 per square foot.

    THE BAKERSFIELD COMMERCIAL REAL ESTATE MARKET

    Vacancies in southwest Bakersfield, where Castle's properties are located, have averaged between a high of 19%, in 1991, and a current low of 7%. The vacancy rates are projected to increase in the next year as new space becomes available. See "The Bakersfield Economy and Housing Market" for a discussion of the Bakersfield economy.

OTHER PROPERTIES

    Castle owns and operates office buildings in Georgia (Premier Plaza), North Carolina (Landmark Center and Horizons at Six Forks) and Arizona (Regents Center) and an apartment complex in North Carolina (One Norman Square). Castle also owns one golf course and is completing construction of another in San Jose, California (Coyote Creek); owns a golf course in Sierra Vista, Arizona (Pueblo Del Sol); is completing a golf course in Keene's Pointe (Orlando Florida); and owns a landfill in San Jose, California (Kirby Canyon) that is leased to and operated by a third party. Castle also owns a substantial majority interest in a venture that owns substantially all of the economic interest in an outlet shopping center (Prime Outlets) in Lake Elsinore, California. Except as otherwise noted below, all office leases are full service, with excess operating expenses passed through to the tenants. The following paragraphs describe each of the properties in more detail.

    PREMIER PLAZA includes One Premier Plaza and Two Premier Plaza. One Premier Plaza is a Class A, suburban multi-tenant office building constructed in 1988 located in the North Central sub-market of Atlanta, Georgia consisting of approximately 188,000 square feet. At December 31, 1998, this building had an occupancy rate of 99% with a monthly weighted average base rent of $1.57 per square foot. Two Premier Plaza, a sister Class A building at the same location, consists of approximately 129,000 square feet and was completed in December 1997. At December 31, 1998, it was approximately 88% leased with a monthly weighted average base rent of $1.85 per square foot, and lease negotiations were in process with other prospective tenants.

    LANDMARK CENTER consists of two Class A office buildings constructed in 1984 and 1986, respectively, located in northeastern Raleigh, North Carolina. Building One consists of approximately 82,000 square feet and Building Two consists of approximately 84,000 square feet. Total site area is 7.02 acres. At December 31, 1998, Landmark Center had an occupancy rate of 99% with a monthly weighted average base rent of $1.49 per square foot.

    HORIZON AT SIX FORKS consists of two multi-tenant office buildings and two single-tenant buildings located in Raleigh, North Carolina. The buildings are Class A and were constructed in 1989, 1990, and 1996. The two multi-tenant office buildings consist of approximately 32,000 and 27,850 square feet, respectively. The two single-tenant buildings consist of approximately 20,500 and 46,700 square feet, respectively. The total site area is 12.31 acres. At December 31, 1998, the properties were 95% leased with a monthly weighted average base rent of $1.07 per square foot. Some of the leases are full service and some are net of electric and/or janitorial expenses.

    REGENTS CENTER consists of two office buildings located in Tempe, Arizona. Regents Center I was constructed in 1989 and consists of approximately 62,000 square feet with a total site area of 4.27 acres. At December 31, 1998, it was 100% occupied by DHL Worldwide Express at a monthly base rent of $1.90 per square foot. Regents Center II, an approximately 43,000 square foot building, was completed in the third quarter of 1998. The building is 100% leased to IKON Office Solutions at a monthly base rent of $1.62 per square foot.

    ONE NORMAN SQUARE APARTMENTS located in Cornelius, North Carolina, a suburb of Charlotte, is a 192-unit apartment complex constructed in 1993. At December 31, 1998, the property was 98% leased with an average monthly lease rent of $800 per unit. The Company has entered into a contract to sell the One Norman Square Apartments to a third party. Assuming satisfactory completion of due diligence and the satisfaction of other closing conditions, this sale is expected to close in the second quarter of 1999.

    COYOTE CREEK GOLF COURSE, located approximately 2.5 miles south of San Jose, California, and formerly known as Riverside Golf Course, is an 18-hole daily-fee course. In 1998, approximately 61,000 rounds were played at an average fee of $26 per round. Rounds were down approximately 27% in 1998 from 1997 due to El Nino causing poor playing conditions. Castle is completing another 18-hole daily-fee golf course adjacent to the existing course. This course was designed by Jack Nicklaus and is expected to be open for play in the third quarter of 1999. It is expected to average 50,000 rounds per year at a starting green fee of $60 per round. In conjunction with the construction of the new golf course, the existing clubhouse is being replaced with a new approximately 12,000 square foot clubhouse that will serve both the new Jack Nicklaus course and the existing course.

    PUEBLO DEL SOL GOLF COURSE, located in Sierra Vista, Arizona, is an 18-hole daily-fee course surrounded by Castle's residential development. In 1998, approximately 37,000 rounds were played at an average fee of $17.50 per round. In 1996, the Company completed a 7,000 square foot clubhouse at the Pueblo Del Sol Golf Course and made certain improvements to the golf course.

    KEENE'S POINTE COUNTRY CLUB, located in Orlando Florida, is expected to open in the third quarter of 1999. Keene's Pointe is an 18-hole daily-fee course designed by Jack Nicklaus and is surrounded by residential property being developed by the Keene's Pointe Partnership. Keene's Pointe is expected to average around 45,000 rounds per year with an average green fee of $70. Also expected to open in the third quarter of 1999 is the 23,000 square foot Keene's Pointe Clubhouse which will serve the golf course and surrounding communities.

    KIRBY CANYON, located approximately 2.5 miles south of San Jose, California, is an operating landfill leased to a large waste management company.

    PRIME OUTLETS, located in Lake Elsinore, California, is an approximately 368,000 square foot factory outlet center. As of December 31, 1998, the Prime Outlets was approximately 90% leased.

    The Schirra Court, 10000 Ming, The Marketplace, One Premier Plaza, Two Premier Plaza, Horizon at Six Forks, Regents Center I and II, One Norman Square and Coyote Creek Golf Course properties are pledged as collateral for Castle's credit agreement with a group of banks. According to 1997 appraisals by independent third parties engaged by the banks, the total appraised value of the Schirra Court, The Marketplace, One Premier Plaza, Horizon at Six Forks, Regents Center I, One Norman Square and Coyote Creek Golf Course properties was approximately $90 million. According to 1998 appraisals by independent third parties engaged by the banks, Two Premier Plaza and Regents Center II had a combined value of approximately $23 million. According to a 1998 appraisal by an independent third party engaged by the banks, the total appraised value of 10000 Ming was approximately $29 million. Landmark Center is pledged as collateral in connection with the Teachers Loan. In connection with the Teachers Loan, an independent third party engaged by the lender performed an appraisal of the property. Based on the applicable loan to value ratio, Landmark Center would have a value of approximately $19 million.

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

    The availability and quality of water can affect real estate development and operations. California has experienced drought conditions from time to time, resulting in certain water conservation measures and, in some cases, rationing by local municipalities with which Castle does business. Similarly, water availability and quality can affect the Company in other locations where it does business. Although Castle has not suffered any curtailment of its development activity or operations as a result of drought or problems with the availability or quality of water, restrictions on the Company's operations resulting from water unavailability could have an adverse effect upon Castle's operations.

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

LICENSES

    Castle is licensed as a general building contractor by the states of Hawaii and California and has applied for licensing in Florida, and is licensed as a real estate broker in Hawaii and Florida and has applied for licensing in California. These licenses must be renewed periodically. Castle holds liquor licenses for its Lana'i resort development and the Dole Plantation in Hawaii, the Seven Oaks Country Club in Bakersfield, the Coyote Creek Golf Course in San Jose, the Pueblo Del Sol Golf Course in Sierra Vista, and has applied for a liquor license for the Keene's Pointe Country Club in Orlando. Castle also holds a motor carrier certificate for its Lana'i operations.

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

EMPLOYEES

    At December 31, 1998, the Company had approximately 1,674 employees (1,291 full-time and 383 part-time), including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, resort and hotel staff, as well as persons engaged in administrative, legal, finance and accounting, engineering, land acquisition and development, and sales and marketing activities. At December 31, 1998, certain of Castle's Hawaii employees were affiliated with the Carpenters' Union (72 employees), and the International Longshoremen's and Warehousemen's Union (781 employees). The Company's California and other Mainland employees are not unionized. In addition, Castle hires contractors and subcontractors for many of its development and homebuilding operations. The Company believes that its relations with its employees have been satisfactory.

ITEM 2. PROPERTIES

    The Company owns and maintains executive offices in Los Angeles, California and auxiliary executive offices in Honolulu, and Lana'i City, Hawaii, Bakersfield, California and Kannapolis, North Carolina. In the first quarter of 1999, Castle moved its Oahu headquarters from their offices in the Castle & Cooke Building at the Iwilei Cannery Development to the Verifone Office Building in Mililani Technology Park. Also in the first quarter of 1999, Castle moved its Bakersfield offices from 10000 Ming Avenue to the newly-constructed One Riverwalk office building in Bakersfield. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

HAWAII--RESIDENTIAL

    Castle's residential landholdings and unentitled agricultural and conservation landholdings on Oahu, as of December 31, 1998, are described in the following table.

                                                  NUMBER OF       NUMBER OF                        STATE LAND USE
                                                  UNITS(1)          ACRES      ENTITLED ACRES        COMMISSION
PROPERTY                                        (APPROXIMATE)   (APPROXIMATE)   (APPROXIMATE)      CLASSIFICATION
---------------------------------------------  ---------------  -------------  ---------------  ---------------------
Mililani Mauka Phase I.......................           406             148             148     Urban
Mililani Mauka Phase II-A....................           797             158             158     Urban
Mililani Mauka Phase II-B....................         1,587             280             280     Urban
Mililani Makai...............................             6               1               1     Urban
Royal Kunia(2)...............................           980             195             195     Urban
Lalea........................................            90               7               7     Urban
Na Pu'u Nani(3)..............................           640             255             255     Urban
Mililani Mauka 110 Acre Site.................            --             110              --     Urban
Kipapa Gulch(5)..............................            --           1,600              --     Agricultural(4)
Koa Ridge Mauka..............................            --             640              --     Agricultural(4)
Koa Ridge Makai..............................            --             570              --     Agricultural(4)
Waiawa.......................................            --             418              --     Agricultural(4)
Waipio West..................................            --             270              --     Agricultural(4)(6)
Mililani South...............................            --             610              --     Agricultural(4)
Whitmore.....................................            --             295              --     Agricultural(4)
Waipio Forest/Other..........................            --           5,520              --     Conservation(4)
                                                      -----          ------           -----
TOTAL HAWAII.................................         4,506          11,077           1,044
                                                      -----          ------           -----
                                                      -----          ------           -----

------------------------

(1) Number of units refers to the remaining (unsold and, in certain cases, undeveloped) approved units and units on entitled land as of December 31, 1998.

(2) Wholly-owned subsidiaries of Castle, one of which is the managing general partner, own 50% of the limited partnership that owns Royal Kunia. The partnership is controlled by Castle and included in the Company's consolidated financial statements.

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

(6) The City and County of Honolulu announced plans for a large regional park and sports complex in Central Oahu on this property. The City and County has commenced an appraisal of this property and announced its intention to proceed to acquire the property through eminent domain proceedings.

MAINLAND--RESIDENTIAL

    Castle's residential, open space and agricultural landholdings in California, Florida and Arizona as of December 31, 1998 are described in the following table.

                                                      NUMBER OF
                                                       LOTS(1)      NUMBER OF ACRES  ENTITLED ACRES
PROPERTY                                            (APPROXIMATE)    (APPROXIMATE)    (APPROXIMATE)    CURRENT ZONING
-------------------------------------------------  ---------------  ---------------  ---------------  -----------------
BAKERSFIELD:

Seven Oaks.......................................         1,980            1,017            1,017     Residential
Silver Creek.....................................           448              162              162     Residential
Brimhall.........................................           382              193              193     Residential
Fairways (Single Family).........................           700              225              225     Residential
Haggin Oaks (Single Family)......................             8                1                1     Residential
Campus Park (Single Family)......................           160               28               28     Residential
The Oaks (Single Family).........................            22               19               19     Residential
Renfro (Single Family)...........................           327               81               81     Residential
Ming & Gosford (Multi Family)....................            --               31               31     Residential
Brimhall bulk land...............................            --              458              458     Residential
West of Buena Vista..............................            --              136              136     Residential
Brimhall freeway alignment.......................            --              100              100     Residential
                                                          -----            -----            -----
                                                          4,027            2,451            2,451
                                                          -----            -----            -----

OTHER CALIFORNIA:

San Jose.........................................            --            2,210               --     Open Space
Atascadero.......................................             3               11               11     Residential
Mountaingate.....................................            --              282               --     Residential(2)
                                                          -----            -----            -----
                                                              3            2,503               11
                                                          -----            -----            -----

FLORIDA:
Keene's Pointe...................................           544              327              327     Residential

ARIZONA:

Sierra Vista Country Club Community..............         1,076              336              336     Residential
Sierra Vista Other Entitled......................           108              718              718     Residential
40 Acre Parcels--Cochise County..................            --              661               --     Open Space
Unentitled--Greater Sierra Vista Area............            --            2,680               --     Open Space
                                                          -----            -----            -----
                                                          1,184            4,395            1,054
                                                          -----            -----            -----
TOTAL MAINLAND...................................         5,758            9,676            3,843
                                                          -----            -----            -----
                                                          -----            -----            -----

------------------------

(1) Number of lots refers to the remaining (unsold and, in certain cases, undeveloped) lots that either have entitlements or are planned for future development as of December 31, 1998.

(2) This property is part of the original Mountaingate master planned community that was zoned for residential development. In 1998, the Company filed a vesting tentative tract map for this property. Also in 1998, the City of Los Angeles approved a community plan update and slope density ordinance affecting this property, which could greatly reduce or eliminate feasible residential development of the property.

COMMERCIAL

    The total land owned by Castle on the island of Oahu and designated by Castle for commercial or industrial development is approximately 754 acres. Approximately 542 acres are not fully entitled commercial or industrial lands and may not all be developed for commercial or industrial uses.

    In California, Castle owns approximately 840 acres of land, which are intended for commercial use, including approximately 533 entitled acres in Bakersfield. Castle owns approximately 164 acres in Sierra Vista, Arizona, which are used to operate the 18-hole Pueblo Del Sol Golf Course. In addition, Castle is currently constructing an 18-hole golf course on approximately 240 acres in Orlando, Florida.

    Castle's commercial land in San Jose, California consists of 149 acres that are used for the operation of the 18-hole Coyote Creek Golf Course, an additional 149 acres planned to be used for a new 18-hole golf course that is under construction, and 760 acres that have been leased to a third party for the Kirby Canyon landfill site.

    Castle's Lindero Canyon property is currently undeveloped and consists of approximately 20 acres located in Westlake Village, California.

    Castle's Mountaingate commercial property is located in Los Angeles County. This consists of an approximately 67-acre closed landfill site that is being mined for methane gas by a third party.

    Castle's commercial landholdings as of December 31, 1998, are described in the following table.

                                                                                       NUMBER OF
PROPERTY                                                                LOCATION         ACRES           TYPE
-------------------------------------------------------------------  ---------------  -----------  -----------------
HAWAII

OPERATING PROPERTY
Verifone Office Building...........................................  Mililani, HI              4   Office
Leilehua Building..................................................  Mililani, HI              0   Office(1)
925 Dillingham Office Building.....................................  Honolulu, HI              3   Office
801 Dillingham Office Building.....................................  Honolulu, HI              2   Office
Home Depot--Iwilei.................................................  Honolulu, HI              9   Retail
Dole Center........................................................  Honolulu, HI             17   Office/Retail
Dole Plantation Retail Visitor Center..............................  Wahiawa, HI               7   Agricultural(2)
Town Center of Mililani............................................  Mililani, HI             41   Retail
                                                                                             ---
                                                                                              83
                                                                                             ---
                                                                                             ---

                                                                                                     CURRENT LAND
                                                                                       NUMBER OF          USE
UNDEVELOPED LANDHOLDINGS                                                LOCATION         ACRES        DESIGNATION
-------------------------------------------------------------------  ---------------  -----------  -----------------
Mililani Mauka Commercial..........................................  Mililani, HI             24   Urban
Mililani Technology Park...........................................  Mililani, HI            226   Urban
Pine Spur..........................................................  Wahiawa, HI             163   Agricultural
Dole Plantation....................................................  Wahiawa, HI             243   Agricultural
Other Iwilei.......................................................  Honolulu, HI             14   Urban(3)
                                                                                             ---
                                                                                             670
                                                                                             ---
                                                                                             ---

------------------------

(1) Leasehold

(2) The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products.

(3) Six acres are improved and five acres partially improved.

                                                                                          NUMBER OF
PROPERTY                                                                LOCATION            ACRES          TYPE
----------------------------------------------------------------  ---------------------  -----------  --------------
MAINLAND

OPERATING PROPERTY
10000 Ming Office Building......................................  Bakersfield, CA                19   Office
10000 Stockdale (One Riverwalk).................................  Bakersfield, CA                 5   Office
The Marketplace Shopping Center.................................  Bakersfield, CA                33   Retail
Schirra Court Industrial Warehouse..............................  Bakersfield, CA                 8   Industrial
Harvel Warehouse................................................  Bakersfield, CA                 8   Industrial
Premier Plaza Office Buildings..................................  Atlanta, GA                     8   Office
Landmark Center Office Buildings................................  Raleigh, NC                     7   Office
Horizon at Six Forks Office Buildings...........................  Raleigh, NC                    12   Office
Falls of the Neuse Office Building (under construction).........  Raleigh, NC                    10   Office
Regents Center Office Buildings.................................  Tempe, AZ                       9   Office
One Norman Square Apartments....................................  Cornelius, NC                  22   Multi Family
Coyote Creek Golf Courses (1 completed, 1 under construction)...  San Jose, CA                  298   Golf Course
Pueblo del Sol Golf Course......................................  Sierra Vista, AZ              164   Golf Course
Keene's Pointe Golf Course (under construction).................  Orlando, FL                   240   Golf Course
Kirby Canyon....................................................  San Jose, CA                  760   Landfill
Prime Outlets(1)................................................  Lake Elsinore, CA              43   Retail
                                                                                              -----
                                                                                              1,646
                                                                                              -----
                                                                                              -----

                                                                                                       CURRENT LAND
                                                                                          NUMBER OF        USE
UNDEVELOPED LANDHOLDINGS                                               LOCATION             ACRES      DESIGNATION
-------------------------------------------------------------  ------------------------  -----------  --------------
Stockdale Industrial Park....................................  Bakersfield, CA                  312   Industrial
Gateway Industrial Park......................................  Bakersfield, CA                   71   Industrial
Silver Creek Commercial......................................  Bakersfield, CA                   34   Commercial
Stockdale Highway............................................  Bakersfield, CA                   74   Commercial
Highway 99 @ Bear Mountain...................................  Bakersfield, CA                   42   Commercial
Camarillo....................................................  Camarillo, CA                      5   Commercial
Paso Robles..................................................  Paso Robles, CA                    9   Commercial
Lindero Canyon...............................................  Westlake Village, CA              20   Commercial
Mountaingate.................................................  Los Angeles, CA                   67   Landfill
Lake Elsinore................................................  Lake Elsinore, CA                 84   Commercial
Lake Elsinore Open Space.....................................  Lake Elsinore, CA                122   Open Space
                                                                                              -----
                                                                                                840
                                                                                              -----
                                                                                              -----
Certain operating properties of Castle are under mortgages in favor of Castle lenders.

------------------------

(1) The Company owns substantially all of the economic interest in this property which is held by a limited partnership.

RESORTS

    The island of Lana'i is the sixth largest of the islands of Hawaii. Castle owns approximately 88,000 acres or 98% of the island. Of the total acreage on the island (approximately 90,500 acres), approximately 3,228 acres are classified by the Hawaii State Land Use Commission as Urban, 38,197 acres are classified as Conservation, 46,678 acres are classified as Agricultural and 2,397 acres are classified as Rural.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 20, 1999 indicating their positions with the Company and their principal occupations during at least the past five years. Each of such executive officers serves at the discretion of the Board of Directors.

NAME AND AGE                        POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------  ------------------------------------------------------------------------------------
David H. Murdock (75)           Chairman of the Board, Chief Executive Officer and Director of Castle since October
                                1995. Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke
                                Homes, Inc. (formerly a publicly traded company that was 82% owned by Dole) from
                                September 1992 until January 1995. Chairman of the Board, Chief Executive Officer
                                and Director of Dole since July 1985. Since June 1982, Chairman of the Board and
                                Chief Executive Officer of Flexi-Van Corporation, a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures, including the manufacture of textile-related products, and industrial and building products.

Wallace S. Miyahira (66)        President--Hawaii Residential and Commercial Operations of Castle and a Director
                                since December 1996. Senior Vice President of Castle from October 1995 to December
                                1996. Senior Vice President of Castle & Cooke Homes, Inc. from June 1993 to January
                                1995. Senior Vice President of Castle & Cooke Properties, Inc. (a subsidiary of
                                Castle conducting real estate business in Hawaii) from 1983 to December 1996, and
                                President since December 1996. President of Castle & Cooke Homes Hawaii, Inc. (a
                                subsidiary of Castle conducting the residential real estate business in Hawaii) from
                                1984 to March 1995 and from December 1995 to present.

Lynne Scott Safrit (40)         President--North American Commercial Operations of Castle since October 1995 and
                                Director since December 1995. President of Mega Management Company, Inc. since
                                December 1993, and President of Atlantic American Properties, Inc. since August
                                1989, both of which are real estate management companies wholly-owned, directly or indirectly, by David H. Murdock.

NAME AND AGE                        POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------  ------------------------------------------------------------------------------------
Bruce M. Freeman (49)           Senior Vice President of Castle since October 1995. President of Castle & Cooke
                                California, Inc., a California corporation (a subsidiary of Castle conducting the mainland communities real estate business) or its predecessor company since
                                September 1993. President Bakersfield/Arizona of Castle & Cooke Homes, Inc. from
                                September 1993 to January 1995. President and Chief Operating Officer of Griffin
                                Homes, a real estate development company unaffiliated with Castle, from 1987 until
                                1993.

Patrick Birmingham (61)         Senior Vice President of Castle since February 1998 and a Director since February
                                1999. President and Chief Operating Officer of Lana'i Company, Inc. (a subsidiary of
                                Castle conducting the resorts business on Lana'i) since February 1998. Mr.
                                Birmingham retired from ITT Sheraton Corporation in October 1995. Senior Vice
                                President and Director of International Development, ITT Sheraton Corporation, 1995;
                                and Senior Vice President and President of Europe, Africa and Middle East Division,
                                ITT Sheraton Corporation, 1993 to 1994.

Edward C. Roohan (35)           Vice President and Chief Financial Officer of Castle since April 1996 and Treasurer since May 1998, and Vice President and Corporate Controller of Castle from October
                                1995 to April 1996. Vice President and Corporate Controller of Castle & Cooke Homes,
                                Inc. from August 1993 to January 1995. Audit Manager with Arthur Andersen LLP in Los
                                Angeles, California from 1990 to 1993 and employed in the Audit Division of Arthur
                                Andersen LLP from 1985 to 1990.

Roberta Wieman (54)             Vice President and Corporate Secretary of Castle since April 1996. Vice President of
                                Dole since February 1995. President of Pacific Holding Company, a sole proprietorship of David H. Murdock, since January 1999, and Secretary since 1992.
                                Executive Assistant to the Chairman of the Board and Chief Executive Officer of Dole
                                from November 1991 to February 1995.

Kevin R. Shaney (48)            Vice President, General Counsel and Assistant Secretary of Castle since April 1996.
                                President of Castle & Cooke Land Company (a division of Castle responsible for land management in Hawaii) from January 1994 to October 1997. Senior Vice President and
                                General Counsel of Castle & Cooke Properties, Inc. and Castle & Cooke Homes Hawaii,
                                Inc. from March 1997 to present, and Vice President and General Counsel from
                                December 1990 to March 1997. Vice President and Assistant Secretary of Castle &
                                Cooke Homes, Inc. from September 1993 to January 1995.

Scott Blechman (34)             Vice President and Corporate Controller of Castle since July 1997 and Assistant
                                Controller of Castle from April 1996 to June 1997. Senior Auditor for Price
                                Waterhouse in Los Angeles, California from January 1992 to March 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of February 28, 1999, there were approximately 9,289 holders of record of the Company's Common Stock. The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CCS". The following table shows the market price range of the Company's Common Stock for each quarterly period in 1998 and 1997:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1998
First Quarter..............................................................  $   17.31  $   14.19
Second Quarter.............................................................      19.19      16.63
Third Quarter..............................................................      21.38      14.75
Fourth Quarter.............................................................      16.44      13.63
                                                                             ---------  ---------
Year.......................................................................  $   21.38  $   13.63
                                                                             ---------  ---------
                                                                             ---------  ---------
1997
First Quarter..............................................................  $   16.50  $   14.88
Second Quarter.............................................................      16.56      13.13
Third Quarter..............................................................      20.50      15.88
Fourth Quarter.............................................................      20.38      15.88
                                                                             ---------  ---------
Year.......................................................................  $   20.50  $   13.13
                                                                             ---------  ---------
                                                                             ---------  ---------

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

ITEM 6. SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 17 of the Castle Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 18 through 23 of the Castle Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the information appearing on pages 24 through 39 of the Castle Annual Report. See also Item 14 of this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for 1998, 1997 and 1996 nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors that appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). There is hereby incorporated by reference the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information that appears under the captions "Compensation of Directors" and "Compensation of Executive Officers" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership that appears under the captions "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information that appears under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 ANNUAL
                                                                                                                 REPORT
                                                                                                                  PAGE
                                                                                                               -----------
     (A)1.   FINANCIAL STATEMENTS:
             Consolidated Statements of Operations for the years ended December 31, 1998, December 31, 1997
             and December 31, 1996...........................................................................          24
             Consolidated Balance Sheets at December 31, 1998 and December 31, 1997..........................          25
             Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, December
             31, 1997 and December 31, 1996..................................................................          26
             Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997
             and December 31, 1996...........................................................................          27
             Notes to Consolidated Financial Statements......................................................       28-38
             Report of Independent Public Accountants........................................................          39

        2.   FINANCIAL STATEMENT SCHEDULES:

                                                                                                                  FORM
                                                                                                                  10-K
                                                                                                                  PAGES
                                                                                                               -----------
             Independent Public Accountants' Report on Financial Statement Schedule..........................         F-1
             Schedule III--Real Estate and Accumulated Depreciation..........................................         F-2

    All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

        3.   EXHIBITS

  EXHIBIT
    NO.
-----------
       2.1   Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form
             10/A, as amended, File No. 1-14020).

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

       3.3   Bylaws as amended through February 9, 1999.

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

       4.3   Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended
             June 30, 1998, File No. 1-14020).

       4.4   Amendment No. 2 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended
             June 30, 1998, File No. 1-14020).

       4.5   Amendment No. 3 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended
             June 30, 1998, File No. 1-14020).

       4.6   Temporary Waiver Agreement relating to the Amended and Restated Credit Agreement
             (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-14020).

             The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10%
             of the consolidated assets of the Company and its subsidiaries.

  Executive Compensation Plans and Arrangements--Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and
                                                                                           10.7:

      10.1   Employee Benefits and Compensation Allocation Agreement between the Company and Dole
             Food Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

      10.2   Amended and Restated 1995 Stock Option and Award Plan (as amended through February
             9, 1999, subject to stockholder approval).

  EXHIBIT
    NO.
-----------
      10.3   Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the
             1995 Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements-- Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.4   Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the
             1995 Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements-- Exhibit 10.4 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.5   Form of Nonqualified Stock Option under the 1995 Plan (incorporated herein by reference to Executive Compensation Plans and Arrangements--Exhibit 10.5 to the
             Company's Annual Report on Form 10K for the year ended December 31, 1995, File No.
             1-14020).

      10.6   Castle & Cooke, Inc. Deferred Stock Compensation Plan for Non-Employee Directors, as
             amended through February 9, 1999.

      10.7   Castle & Cooke, Inc. Supplementary Retirement Plan.

        13   Castle & Cooke, Inc. 1998 Annual Report for the year ended December 31, 1998. (This report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

        21   Subsidiaries of Castle & Cooke, Inc.

        23   Consent of Arthur Andersen LLP.

        27   Financial Data Schedule

(B) REPORTS ON FORM 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CASTLE & COOKE, INC.

                                By:             /s/ DAVID H. MURDOCK
                                     -----------------------------------------
                                                  David H. Murdock
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
March 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------    Chief Executive Officer     March 23, 1999
       David H. Murdock           and Director

                                President--Hawaii
   /s/ WALLACE S. MIYAHIRA        Residential and
------------------------------    Commercial Operations       March 23, 1999
     Wallace S. Miyahira          and Director

    /s/ LYNNE SCOTT SAFRIT      President--North American
------------------------------    Commercial Operations       March 23, 1999
      Lynne Scott Safrit          and Director

  /s/ PATRICK J. BIRMINGHAM
------------------------------  Senior Vice President and     March 23, 1999
    Patrick J. Birmingham         Director

                                Vice President, Treasurer
     /s/ EDWARD C. ROOHAN         and Chief Financial
------------------------------    Officer (Principal          March 23, 1999
       Edward C. Roohan           Financial Officer)

                                Vice President and
    /s/ SCOTT J. BLECHMAN         Corporate Controller
------------------------------    (Principal Accounting       March 23, 1999
      Scott J. Blechman           Officer)

     /s/ EDWARD M. CARSON
------------------------------  Director                      March 23, 1999
       Edward M. Carson

     /s/ LODWRICK M. COOK
------------------------------  Director                      March 23, 1999
       Lodwrick M. Cook

     /s/ EDWARD J. HOGAN
------------------------------  Director                      March 23, 1999
       Edward J. Hogan

       /s/ DELL TRAILOR
------------------------------  Director                      March 23, 1999
         Dell Trailor

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Castle & Cooke, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Castle & Cooke, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement
Schedule III--Real Estate and Accumulated Depreciation is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1998, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 8, 1999

  SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--CASTLE & COOKE, INC.
                        AS OF DECEMBER 31, 1998--(000'S)

                                                                                                          COLUMN D
                                                                                              --------------------------------
                                                                           COLUMN C
                                                                   -------------------------
                                                                                               COST CAPITALIZED SUBSEQUENT TO
                                                                    INITIAL COST TO COMPANY
                                                     COLUMN B                                           ACQUISITION
                    COLUMN A                      ---------------  -------------------------  --------------------------------
------------------------------------------------      ENCUM-                  BUILDINGS AND                       CARRYING
                  DESCRIPTION                         BRANCES        LAND      IMPROVEMENTS    IMPROVEMENTS         COSTS
------------------------------------------------  ---------------  ---------  --------------  ---------------  ---------------
Verifone Office Building
  Mililani, Hawaii..............................            (1)    $   1,000    $    4,188       $     251        $       0
Leilehua Office Building
  Mililani, Hawaii..............................            (1)           --         2,029           1,386                0
925 Dillingham Office Building
  Honolulu, Hawaii..............................            (1)        2,517         4,105             740                0
801 Dillingham Office Building
  Honolulu, Hawaii..............................            (1)          500         5,049             402                0
Dole Center, Office/Retail mixed use
  Honolulu, Hawaii..............................            (1)       16,919        50,849          14,331                0
Town Center of Mililani Shopping Center
  Mililani, Hawaii..............................            (2)        4,254        15,788           7,681                0
Mililani Mauka, McDonalds site
  Mililani, Hawaii..............................                         351           485               0                0
Dole Plantation Retail Store
  Wahiawa, Hawaii...............................            (1)          222         3,446           1,278                0
10000 Ming Office Building
  Bakersfield, California.......................            (1)        1,135        16,812           2,325                0
The Market Place
  Bakersfield, California.......................            (1)        1,885        13,148          11,185                0
Schirra Court Industrial Warehouse
  Bakersfield, California.......................            (1)          258         2,757             878                0
Harvel Building
  Bakersfield, California.......................                         314         2,403               0                0
Premier Plaza Office Buildings
  Atlanta, Georgia..............................            (1)        4,244        15,181          16,013                0
Landmark Center Office Buildings
  Raleigh, North Carolina.......................            (2)        1,401        14,997           1,021                0
Horizon at Six Forks Office Buildings
  Raleigh, North Carolina.......................            (1)        2,859         4,588           4,005                0
Regents Center Office Buildings
  Tempe, Arizona................................            (1)        2,664         8,024           3,660                0
One Norman Square Apartments
  Charlotte, North Carolina.....................            (1)        1,284         9,424             226                0
                                                                                                                         --
                                                                   ---------  --------------  ---------------
                                                                   $  41,807    $  173,273       $  65,382        $       0
                                                                                                                         --
                                                                                                                         --
                                                                   ---------  --------------  ---------------
                                                                   ---------  --------------  ---------------


                                                                COLUMN E
                                                  ------------------------------------

                                                    GROSS AMOUNT AT WHICH CARRIED AT

                                                            CLOSE OF PERIOD               COLUMN F         COLUMN G       COLUMN H
                    COLUMN A                      ------------------------------------  -------------  ----------------  ----------
------------------------------------------------              BUILDING AND               ACCUMULATED       DATE OF          DATE
                  DESCRIPTION                       LAND      IMPROVEMENTS   TOTAL(3)   DEPRECIATION     CONSTRUCTION     ACQUIRED
------------------------------------------------  ---------  --------------  ---------  -------------  ----------------  ----------
Verifone Office Building
  Mililani, Hawaii..............................  $   1,000    $    4,439    $   5,439    $   1,059          1989           1989
Leilehua Office Building
  Mililani, Hawaii..............................          0         3,415        3,415        1,293          1989           1989
925 Dillingham Office Building
  Honolulu, Hawaii..............................      2,517         4,845        7,362        1,625          1984           1984
801 Dillingham Office Building
  Honolulu, Hawaii..............................        500         5,451        5,951        1,710          1993           1993
Dole Center, Office/Retail mixed use
  Honolulu, Hawaii..............................     16,919        65,180       82,099       19,319       1988-1996      1988-1996
Town Center of Mililani Shopping Center
  Mililani, Hawaii..............................      4,254        23,469       27,723        5,334          1988           1988
Mililani Mauka, McDonalds site
  Mililani, Hawaii..............................        351           485          836            0          1998           1998
Dole Plantation Retail Store
  Wahiawa, Hawaii...............................        222         4,724        4,946        1,471          1989           1989
10000 Ming Office Building
  Bakersfield, California.......................      1,135        19,137       20,272        7,326          1984           1987
The Market Place
  Bakersfield, California.......................      1,885        24,333       26,218          960          1996           1996
Schirra Court Industrial Warehouse
  Bakersfield, California.......................        258         3,635        3,893          766          1992           1992
Harvel Building
  Bakersfield, California.......................        314         2,403        2,717           23          1998           1998
Premier Plaza Office Buildings
  Atlanta, Georgia..............................      4,244        31,194       35,438        3,540       1988, 1997     1993, 1997
Landmark Center Office Buildings
  Raleigh, North Carolina.......................      1,401        16,018       17,419        2,920       1984, 1986        1993
Horizon at Six Forks Office Buildings
  Raleigh, North Carolina.......................      2,859         8,593       11,452        1,171    1989, 1990, 1996  1993, 1996
Regents Center Office Buildings
  Tempe, Arizona................................      2,664        11,684       14,348        1,368       1989, 1997     1993, 1997
One Norman Square Apartments
  Charlotte, North Carolina.....................      1,284         9,650       10,934        1,927          1993           1993

                                                  ---------  --------------  ---------  -------------
                                                  $  41,807    $  238,655    $ 280,462    $  51,812

                                                  ---------  --------------  ---------  -------------
                                                  ---------  --------------  ---------  -------------


                                                     COLUMN I
                                                  --------------
                                                  LIFE ON WHICH
                                                   DEPRECIATION
                                                    IN LATEST
                    COLUMN A                          INCOME
------------------------------------------------    STATEMENTS
                  DESCRIPTION                      IS COMPUTED
------------------------------------------------  --------------
Verifone Office Building
  Mililani, Hawaii..............................     40 years
Leilehua Office Building
  Mililani, Hawaii..............................     40 years
925 Dillingham Office Building
  Honolulu, Hawaii..............................     40 years
801 Dillingham Office Building
  Honolulu, Hawaii..............................     20 years
Dole Center, Office/Retail mixed use
  Honolulu, Hawaii..............................   20-40 years
Town Center of Mililani Shopping Center
  Mililani, Hawaii..............................     40 years
Mililani Mauka, McDonalds site
  Mililani, Hawaii..............................     40 years
Dole Plantation Retail Store
  Wahiawa, Hawaii...............................     40 years
10000 Ming Office Building
  Bakersfield, California.......................     40 years
The Market Place
  Bakersfield, California.......................     40 years
Schirra Court Industrial Warehouse
  Bakersfield, California.......................     40 years
Harvel Building
  Bakersfield, California.......................     40 years
Premier Plaza Office Buildings
  Atlanta, Georgia..............................     39 years
Landmark Center Office Buildings
  Raleigh, North Carolina.......................     39 years
Horizon at Six Forks Office Buildings
  Raleigh, North Carolina.......................     39 years
Regents Center Office Buildings
  Tempe, Arizona................................     39 years
One Norman Square Apartments
  Charlotte, North Carolina.....................    27.5 years


----------------------------------------

(1) This property is pledged as collateral in connection with the Company's revolving line of credit agreement.

(2) This property is pledged as collateral in connection with the Company's long-term note payable.

(3) Aggregate cost for federal income tax purposes as of December 31, 1998 is $227 million.

                              CASTLE & COOKE, INC.

                            AS OF DECEMBER 31, 1998

                                    (000'S)

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
Reconciliation of cost basis:
  Balance at beginning of period.............................................  $  260,775  $  243,093  $  264,351
  Additions during the period:
    Acquisitions through foreclosure.........................................          --          --          --
    Other acquisitions/newly completed property..............................      11,243          --       2,888
    Improvements, etc........................................................       8,304      21,486      13,251
    Other....................................................................          --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................     (36,904)       (177)       (512)
    Other....................................................................        (325)        (51)        484
                                                                               ----------  ----------  ----------
    Balance at close of period...............................................  $  243,093  $  264,351  $  280,462
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
Reconciliation of accumulated depreciation:
  Balance at beginning of period.............................................  $   37,030  $   38,144  $   44,595
  Additions during the period:
    Depreciation expense.....................................................       6,920       6,531       7,601
    Other....................................................................          --          --          --
  Deductions during the period:
    Cost of real estate sold.................................................      (5,806)        (92)       (422)
    Other....................................................................          --          12          38
                                                                               ----------  ----------  ----------
  Balance at close of period.................................................  $   38,144  $   44,595  $   51,812
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                 EXHIBIT INDEX

  EXHIBIT
    NO.
-----------
       2.1   Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to
             Exhibit 2.1 to the Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

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

       3.3   Bylaws, as amended through February 9, 1999.

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

       4.3   Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit
             4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-14020).

       4.4   Amendment No. 2 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit
             4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-14020).

       4.5   Amendment No. 3 to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit
             4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-14020).

       4.6   Temporary Waiver Agreement relating to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File
             No. 1-14020).

             The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Executive Compensation Plans and Arrangements--Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7:

       10.1  Employee Benefits and Compensation Allocation Agreement between the Company and Dole
             Food Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

       10.2  Amended and Restated 1995 Stock Option and Award Plan (as amended through February
             9, 1999, subject to stockholder approval).

       10.3  Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the
             1995 Plan (incorporated herein by reference to Executive Compensation Plans and
             Arrangements-- Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

  EXHIBIT
    NO.
-----------
      10.4   Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995 Plan
             (incorporated herein by reference to Executive Compensation Plans and Arrangements-- Exhibit 10.4 to the
             Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.5   Form of Nonqualified Stock Option under the 1995 Plan (incorporated herein by reference to Executive
             Compensation Plans and Arrangements--Exhibit 10.5 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, File No. 1-14020).

      10.6   Castle & Cooke, Inc. Deferred Stock Compensation Plan for Non-Employee Directors, as amended through
             February 9, 1999.

      10.7   Castle & Cooke, Inc. Supplementary Executive Retirement Plan.

      13     Castle & Cooke, Inc. 1998 Annual Report for the year ended December 31, 1998. (This report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

      21     Subsidiaries of Castle & Cooke, Inc.

      23     Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.