Form 10-Q
period 1999-03-31
CASTLE & COOKE INC/HI/
filed 1999-05-14
CIK 1002506

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------
    (Mark one)

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Shares Outstanding at April 30, 1999
               -----                       -----------------------------------
  Common Stock, without par value                     17,041,884 shares

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

         Consolidated Balance Sheets - March 31, 1999 and
              December 31, 1998............................................3

         Consolidated Statements of Operations - Three months ended
              March 31, 1999 and March 31, 1998............................4

         Consolidated Statements of Cash Flows - Three months ended
              March 31, 1999 and March 31, 1998............................5

         Notes to Consolidated Financial Statements........................6

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................8

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................15

SIGNATURES................................................................15


                              CASTLE & COOKE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                             March 31,                December 31,
                                                               1999                      1998
                                                            (Unaudited)                (Audited)
                                                           -------------             -------------
Cash and cash equivalents                                  $       2,297             $       4,764
Receivables, net                                                  26,462                    23,127
Real estate developments                                         505,488                   501,147
Property and equipment, net                                      507,113                   500,000
Other assets                                                      25,398                    25,067
                                                           -------------             -------------
     Total assets                                          $   1,066,758             $   1,054,105
                                                           =============             =============

Notes payable                                              $     262,399             $     250,044
Note payable to Dole                                              10,000                    10,000
Accounts payable                                                  20,420                    20,239
Accrued liabilities                                               27,107                    30,411
Deferred income taxes                                            174,460                   174,450
Deferred income and other liabilities                             32,738                    32,175
                                                           -------------            --------------

    Total liabilities                                            527,124                   517,319
                                                           -------------             -------------

Common shareholders' equity
    Common stock                                                 512,239                   512,182
    Treasury stock, at cost                                      (58,322)                  (58,322)
    Retained earnings                                             85,717                    82,926
                                                           -------------             -------------
         Total common shareholders' equity                       539,634                   536,786
                                                           -------------             -------------
     Total liabilities and shareholders' equity            $   1,066,758             $   1,054,105
                                                           =============             =============

The accompanying notes are an integral part of these consolidated balance sheets.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               -------------------------
                                                                                                   1999          1998
                                                                                               -----------    ----------
REVENUES
     Residential and other property sales                                                      $    30,802    $   26,777
     Resort revenues                                                                                19,821        17,340
     Commercial and other revenues                                                                  13,064        13,133
                                                                                               -----------    ----------
         Total revenues                                                                             63,687        57,250

COST OF OPERATIONS
     Cost of residential and other property sales                                                   26,915        24,603
     Cost of resort operations                                                                      20,951        18,732
     Cost of commercial and other operations                                                         7,861         7,860
     General and administrative expenses                                                             3,224         3,194
                                                                                               -----------    ----------
         Total cost of operations                                                                   58,951        54,389
                                                                                               -----------    ----------
Operating income                                                                                     4,736         2,861
Interest and other income, net                                                                       1,346           110
Interest expense, net                                                                                2,095           888
                                                                                               -----------    ----------
Income before income taxes                                                                           3,987         2,083
Income tax provision                                                                                (1,196)         (687)
                                                                                               -----------    ----------
     Net income                                                                                $     2,791    $    1,396
                                                                                               ===========    ==========
Basic and diluted earnings per common share                                                    $      0.16    $     0.07
                                                                                               ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                           4

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  Three Months Ended
                                                                       ---------------------------------------
                                                                           March 31,                March 31,
                                                                             1999                     1998
                                                                       ---------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                        $       2,791             $       1,396
     Adjustments to reconcile net income to cash flow
       provided by operating activities:
       Depreciation                                                            4,289                     4,627
       Equity earnings, net of dividends received                                206                        67
       Non-cash cost of residential and other property sales                  26,057                    22,899
     Changes in operating assets and liabilities:
       Increase in receivables, net                                           (3,321)                   (1,558)
       Additions to real estate developments                                 (30,382)                  (30,338)
       Increase in accounts payable                                              181                     1,905
       (Decrease) increase in accrued liabilities                             (2,304)                      170
       Increase in deferred income taxes                                          10                       626
       Net change in other assets and liabilities                                550                    (1,511)
                                                                       -------------             -------------
     Net cash used in operating activities                                    (1,923)                   (1,717)
                                                                       -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                   (12,956)                   (8,264)
                                                                       -------------             -------------
     Net cash used in investing activities                                   (12,956)                   (8,264)
                                                                       -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase under revolving loan agreements                             13,000                    10,000
     Proceeds from issuance of debt                                                -                     1,875
     Reduction of debt                                                          (645)                       (7)
     Proceeds from exercise of stock options                                      57                        69
                                                                       -------------             -------------
     Net cash provided by financing activities                                12,412                    11,937
                                                                       -------------             -------------
     Net (decrease) increase in cash and cash equivalents                     (2,467)                    1,956
     Cash and cash equivalents at beginning of period                          4,764                     1,612
                                                                       -------------             -------------
     Cash and cash equivalents at end of period                        $       2,297             $       3,568
                                                                       =============             =============

The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters ended March 31, 1999 and March 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, the status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

NOTE 2.  EARNINGS PER COMMON SHARE

      Basic earnings per share was computed by dividing net income by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) the weighted average number of non-employee director stock grants outstanding during the period. The computation of diluted earnings per share further assumes the dilutive effect of employee stock options. The weighted average number of shares of common stock outstanding was 17,024,035 and 19,997,844 during the first quarter of 1999 and 1998, respectively. The weighted average number of non-employee director stock grants outstanding was 7,058 and 4,954 during the first quarter of 1999 and 1998, respectively. The computation of dilutive earnings per share includes the assumed exercise of 43,141 and 61,217 options outstanding during the first quarter of 1999 and 1998, respectively.

NOTE 3.  STOCK REPURCHASE

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $4.8 million and $2.5 million during the first quarter of 1999 and 1998, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $2.8 million and $2.7 million during the first quarter of 1999 and 1998, respectively.

     The Company made income tax payments of approximately $1.2 million and $55,000 during the first quarter of 1999 and 1998, respectively.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 7. SUBSEQUENT EVENT

     On April 27, 1999, the Company closed on its agreement to purchase a golf course residential development located in Calaveras County in the Sierra Foothills east of Stockton, California. The project consists of 890 acres and the total purchase price will be approximately $6.2 million. In connection with this purchase, the Company entered into a separate partnership agreement with the seller of the development. This partnership, with the Company as the general partner, owns and operates the existing Saddle Creek golf course.

NOTE 8. INDUSTRY SEGMENT INFORMATION

     The Company's industry segment information is presented below (in thousands):

                                      RESIDENTIAL
                                       AND OTHER                      COMMERCIAL
                                        PROPERTY        RESORT        AND OTHER
                                         SALES        OPERATIONS      OPERATIONS     CORPORATE        TOTAL
                                      ------------   ------------    -------------   ----------    ----------
QUARTER ENDED MARCH 31, 1999
Total revenue.......................  $     30,802   $     19,821    $      13,064   $         -   $   63,687
                                      ============   ============    =============   ===========   ==========

Operating income....................  $      2,689   $     (1,717)   $       4,987   $    (1,223)  $    4,736
Interest and other income...........           266              3            1,058            19        1,346
Interest expense....................             -              -                -        (2,095)      (2,095)
                                      ------------   ------------    -------------   -----------   ----------
Income before taxes.................  $      2,955   $     (1,714)   $       6,045   $    (3,299)  $    3,987
                                      ============   ============    =============   ===========   ==========

QUARTER ENDED MARCH 31, 1998

Total revenue.......................  $     26,777   $     17,340    $      13,133   $         -   $   57,250
                                      ============   ============    =============   ===========   ==========

Operating income ...................  $      1,023   $     (2,062)   $       5,042   $    (1,142)  $    2,861
Interest and other income...........            80              3               13            14          110
Interest expense....................             -              -                -          (888)        (888)
                                      ------------   ------------    -------------   -----------   ----------
Income before taxes.................  $      1,103   $     (2,059)   $       5,055   $    (2,016)  $    2,083
                                      ============   ============    =============   ===========   ==========

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     First quarter consolidated revenues increased 11% to $63.7 million in 1999 from $57.3 million in 1998. Residential and other property sales for the first quarter increased 15% to $30.8 million in 1999 from $26.8 million in 1998. This increase is primarily due to homesite deliveries at the new Keene's Pointe development in Orlando, Florida, increased revenues on Oahu and increased sales activity at the Sierra Vista, Arizona development. The Keene's Pointe development, which commenced deliveries in the second quarter of 1998, delivered 15 homesites in the first quarter of 1999 with revenues of $1.7 million, or $113,000 per homesite. Oahu residential revenues increased $1.5 million in the first quarter of 1999 compared to the first quarter of 1998 due to increased sales prices. The average price per unit sold in the first quarter of 1999 was $281,000 compared to $255,000 in the first quarter of 1998. This increase was primarily due to product mix. Revenues at the Sierra Vista, Arizona development increased $586,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily due to increased homesite closings. First quarter homesite deliveries increased 90% to 38 homesites in 1999 from 20 homes in 1998.

     Resort revenues for the first quarter of 1999 increased 14% to $19.8 million in 1999 from $17.3 million in 1998. This increase is primarily due to increased resort residential sales. Resort residential sales were $3.9 million in 1999 compared to $1.4 million in 1998. The Company sold three residential units at its two luxury resort residential developments for a total of $3.8 million during the first quarter of 1999, compared to one residential unit for a total of $750,000 during the first quarter of 1998. Resort residential sales also include the sale of one plantation home for a total of $120,000 during the first quarter of 1998. In addition, the 1998 resort residential revenues include construction contract revenues of $504,000 relating to the construction of a senior housing facility on Lanai, which is owned and operated by an independent third party.

     The following table sets forth combined operating statistics for the two resort hotels:

                                                            Quarter Ended
                                                               March 31,
                                                       -----------------------
                                                         1999          1998
                                                       ----------    ---------
     Average daily room rate                           $     318     $    308
     Occupancy rate                                           74%          76%

     Commercial and other revenues for the first quarter of 1999 and 1998 were $13.1 million. Commercial and other revenues on Oahu decreased $1.1 million in the first quarter of 1999 compared to the first quarter of 1998. However, the Oahu decrease was offset by a $1.0 million increase in the commercial and other operations on the mainland during the first quarter of 1999 compared to the first quarter of 1998. The Oahu decrease was primarily due to the venture the Company entered into during 1998 with Horizon/Glen Outlet Centers Limited Partnership ("Horizon"), called Castle & Cooke Outlet Centers, LLC ("CCOC"). Prior to this venture, which commenced April 1, 1998, the Dole Cannery Factory Outlet Center in Honolulu was leased to Horizon and, accordingly, the Company recognized approximately $863,000 in revenue in accordance with this lease.

     The increase in mainland commercial revenues is primarily due to increased occupancy at the Premier II office building in Atlanta, Georgia, increased golf rounds at the Coyote Creek golf course in San Jose, California and increased usage fees at the Kirby Canyon landfill in San Jose, California.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES

     First quarter consolidated cost of operations increased to $59.0 million in 1999 from $54.4 million in 1998. The cost of residential and other property sales as a percentage of residential property sales decreased to 87% in the first quarter of 1999 from 92% in the first quarter of 1998. This decrease is primarily due to the new Keene's Pointe project in Orlando, Florida.

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues increased to 95% during the first quarter of 1999 from 92% during the first quarter of 1998. This increase is primarily due to decreased retail margins in the hotel gift shops, higher electricity costs due to a rate increase, and increased workers compensation insurance costs. Resort depreciation was $1.9 million and $2.2 million during the first quarter of 1999 and 1998, respectively. The resort residential sales broke even in the first quarter of 1999 compared to a loss of $410,000 in the first quarter of 1998. The improvement is due to increased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

NET INCOME AND EARNINGS PER SHARE

     The Company's interest expense increased during the first quarter ended March 31, 1999 as compared to the prior year primarily due to increased debt. The Company's borrowings and related interest incurred are summarized as follows:

                                                                      Quarter Ended
                                                                         March 31,
                                                               --------------------------
                                                                   1999           1998
                                                               -----------     ----------
     (in thousands)
     Total borrowings at quarter end                           $   272,399     $  197,969
                                                               ===========     ==========
     Total interest incurred                                   $     4,883     $    3,565
     Less: interest capitalized into real estate developments
         and property and equipment under construction              (2,788)        (2,677)
                                                               -----------     ----------
     Interest expense, net of capitalized interest             $     2,095     $      888
                                                               ===========     ==========
     Amortization in cost of residential and other
         property sales of interest previously capitalized     $     1,099     $      919
                                                               ===========     ==========

     Interest and other income increased to $1.3 million in the first quarter of 1999 from $110,000 in the first quarter of 1998. This increase is primarily due to CCOC's investment in a partnership which provided equity earnings of $1 million in the first quarter of 1999.

     The Company's effective income tax rate decreased to 30% in 1999 from 33% in 1998. The 30% effective tax rate in 1999 is primarily due to low-income housing tax credits.

     First quarter net income increased to $2.8 million in 1999 from $1.4 million in 1998. This increase is primarily due to better operating results described above.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG

     The Company's new orders and backlog for homes and homesites for 1999 compared to 1998 were as follows:

                                                            Quarter Ended
                                                                March 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
BACKLOG-HOMES
Units
Backlog at beginning of the period                            88              46
Add:  New orders                                             137             113
Less: Deliveries                                             (80)            (78)
                                                     -----------     -----------
     Backlog at end of the period                            145              81
                                                     ===========     ===========

Dollars
Backlog at beginning of the period                   $    25,143     $    11,920
Add:  New orders                                          36,949          29,577
Less: Deliveries                                         (22,126)        (19,890)
                                                     -----------     -----------
     Backlog at end of the period                    $    39,966     $    21,607
                                                     ===========     ===========

MAINLAND BACKLOG-HOMESITES
Units
Backlog at beginning of the period                           594             405
Add:  New orders                                             322             508
Less: Deliveries                                            (198)           (152)
                                                     -----------     -----------
     Backlog at end of the period                            718             761
                                                     ===========     ===========

Dollars
Backlog at beginning of the period                   $    22,074     $    19,964
Add:  New orders                                          16,024          19,408
Less: Deliveries                                          (8,486)         (6,430)
                                                     -----------     -----------
     Backlog at end of the period                    $    29,612     $    32,942
                                                     ===========     ===========

     The Oahu homes backlog increased 31 units and $12.2 million. The Company expects full year home deliveries to be slightly higher in 1999 than in 1998. The home backlog on the mainland increased 33 homes and $6.2 million. This increase is due to the introduction of The Greens at Seven Oaks, an adult active community within the Seven Oaks development in Bakersfield, California. The Company began taking reservations for this development in the second half of 1998. The Company believes that the decrease in new homesite orders during the first quarter of 1999 compared to the prior year and the related decrease in backlog at March 31, 1999 compared to March 31, 1998 is primarily due to the timing of new orders.

     As of March 31, 1999, there are seven sales contracts for townhomes at the Manele Bay and Koele residential project on the island of Lanai, which have an aggregate sales value of approximately $8.6 million.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At March 31, 1999, the Borrowing Base allows the Company to borrow up to $246 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At March 31, 1999, total borrowings under the Credit Agreement were $211 million and the weighted average interest rate was 6.6%. On December 30, 1998, the Company entered into a $50 million long-term fixed rate financing arrangement with an insurance company. This debt, which has an interest rate of 6.73% and a 30-year amortization rate, matures on December 30, 2008. At March 31, 1999, the Company is in compliance with the various financial covenants of its loan agreements.

     The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with an interest rate of 7.4% at March 31, 1999. These agreements mature on October 1, 2002. Notional amounts do not represent cash flow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $166,000 and $39,000 of additional interest expense in the first quarter of 1999 and 1998, respectively, compared to what interest expense would have been had the debt remained at variable rates.

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was funded primarily from borrowings under the Credit Agreement.

     The Company currently believes that it will need to increase its current borrowing capacity by approximately $25 million to meet its short-term and long-term cash needs. To meet this need, the Company is currently seeking additional fixed-rate term loans. There can be no assurance, however, that these additional loans will be obtained, or that the increased borrowing capacity will be sufficient. The Company may be required to seek additional capital from the sale of assets or from other sources.

     Residential development spending was $30.4 million in the first quarter of 1999. Spending during the first quarter of 1999 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $11.7 million, $1.6 million and $2.4 million, respectively. Spending during the first quarter of 1999 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $6.5 million, $2.1 million and $1.2 million, respectively.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Total resort capital spending was approximately $900,000 for the first quarter of 1999. Developmental expenditures on the island of Lanai totaled $3.8 million during the first quarter of 1999. Spending during the first quarter 1999 at the Manele and Koele luxury resort residential projects was approximately $3 million and $258,000, respectively. Spending during the first quarter of 1999 at the Lanai plantation homes was approximately $388,000.

     Capital expenditures at the commercial projects totaled $12.1 million during the first quarter of 1999. Commercial spending included $2.3 million for the construction of the Coyote Creek Golf Course and clubhouse in San Jose, California; $1.5 million for construction of the 75,000 square foot One Riverwalk office building in Bakersfield, California; $1.7 million for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina; and $2.4 million for construction of the Keene's Pointe Golf Course and clubhouse in Orlando, Florida. Commercial spending on the island of Oahu, Hawaii included $2.1 million for additions to the Town Center of Mililani and the Dole Cannery Square shopping and entertainment centers. Movie theatres are being constructed at each location.

     Cash flow used in investing activities increased $4.7 million during the first quarter of 1999 as compared to the corresponding period in 1998. The increase is primarily due to increased construction activity on the commercial developments.

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

         The Company is addressing the Y2K problem with a company-wide program involving its corporate office and principal locations. This program includes the identification of affected software and systems through an inventory and assessment, communications with the Company's material suppliers and service providers, financial institutions and other third parties to determine the extent to which the Company is vulnerable to failure by them to be Y2K compliant, and the development and implementation of a remediation and response plan.

     The Company has completed the inventory (identification of all potential exposure items) phase and is substantially complete with the assessment
(determine if the component is Y2K compliant) phase for all information technology systems (such as business computing systems and technical infrastructure), as well as non-information technology systems (such as embedded technology).

         In conjunction with the inventory and assessment, the Company is developing and implementing a remediation and response plan intended to remedy Y2K deficiencies and to address contingencies for unforeseen problems. In most cases, the Company will replace older software with new, upgraded software and systems that are Y2K compliant. The Company's major accounting systems are Y2K compliant.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

     The Company is attempting to determine if its material suppliers and service providers, financial institutions and other third parties ("Providers") are Y2K compliant. This is an ongoing process and the Company has received information from many Providers that they are or expect to be Y2K compliant; however, the Company has no means of ensuring that the Providers will be Y2K compliant. The failure or inability of Providers to be Y2K compliant could have an adverse impact on the Company.

     The Company is in the process of developing contingency plans for its properties and operations that are intended to address the Y2K problem.

     In addition to problems that may arise if Providers are not Y2K compliant, systemic problems in the economy resulting from the Y2K problem, such as disruptions in financial markets, communications, governmental agencies and utilities, air travel and delivery services, transportation, power supply or overall economic dislocation would affect the Company. The likelihood and effects of such disruptions are not determinable at this time. In addition, the Company's development and other activities could be halted or materially delayed if its lenders are, as a result of the Y2K problem, unable to advance funds from credit or similar facilities.

COSTS

     The amount spent by the Company as of March 31, 1999 to address the Y2K problem is approximately $360,000. Given the information available at this time, the Company currently anticipates the total cost (including past expenditures) to remediate the Y2K problem will not exceed $800,000. Although the timing of some of these expenditures may be accelerated by the Y2K problem, in most instances they will involve expenditures that would have occurred in the normal course of business.

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

RISKS AND CONTINGENCY PLANS

     The Company is currently uncertain as to what are the most reasonably likely worst case Y2K scenarios for its operations. The Company will continue to analyze this issue and to develop a contingency plan to respond to these scenarios, as more information becomes available.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements herein that are not historical facts are "forward-looking statements." These would include, without limitation, statements about anticipated results, resources, capital needs, revenues, economic conditions, transactions, project commencements or completions, and Y2K readiness and effects. Such statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results that may be expressed or implied by such statements. These risks and uncertainties include, among other things, product demand, the Company's lack of experience in markets outside of its current markets, the effects of economic conditions and geographic concentration, the impact of competitive products and pricing, the availability of capital, the cost of materials and labor, governmental regulations and the need for governmental approvals, interest rates and other risks inherent in the real estate business, and the effects of the Y2K computer problems.

                              CASTLE & COOKE, INC.

                                    PART II.
                                OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

     (a)        Exhibits

     Exhibit
        No.
     -------
      27        Financial Data Schedule

      (b)       Reports on Form 8-K

                THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1999.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASTLE & COOKE, INC.
                                                  Registrant


Date:    May 12, 1999                   BY   /s/  Edward C. Roohan
                                          ------------------------------------
                                                  Edward C. Roohan
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal financial officer)

Date:    May 12, 1999                   BY   /s/  Scott J. Blechman
                                          --------------------------------------
                                                  Scott J. Blechman
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal accounting officer)