Form 10-Q
period 1999-06-30
CASTLE & COOKE INC/HI/
filed 1999-08-16
CIK 1002506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                         ------------------------------
    (Mark one)

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                      or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Shares Outstanding at July 31, 1999
                   -----                    -----------------------------------
    Common Stock, without par value                 17,049,746 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                           -------
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.....................................3

         Consolidated Statements of Operations - Quarter and six months ended June 30, 1999 and June 30, 1998................................................................................4

         Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and June 30, 1998................................................................................5

         Notes to Consolidated Financial Statements............................................................6

     Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................................................8


PART II.  OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders.........................................16

     Item 6.      Exhibits and Reports on Form 8-K............................................................16

SIGNATURES        ............................................................................................17

                              CASTLE & COOKE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           June 30,               December 31,
                                                             1999                     1998
                                                          (Unaudited)               (Audited)
                                                          -----------             ------------
Cash and cash equivalents                                 $     4,136             $     4,764
Receivables, net                                               26,478                  23,127
Real estate developments                                      517,086                 501,147
Property and equipment, net                                   522,133                 500,000
Other assets                                                   25,614                  25,067
                                                          -----------             ------------
    Total assets                                          $ 1,095,447             $ 1,054,105
                                                          -----------             ------------
                                                          -----------             ------------

Notes payable                                             $   271,440             $   250,044
Note payable to Dole                                           10,000                  10,000
Accounts payable                                               25,669                  20,239
Accrued liabilities                                            26,843                  30,411
Deferred income taxes                                         174,014                 174,450
Deferred income and other liabilities                          43,529                  32,175
                                                          -----------             ------------
    Total liabilities                                         551,495                 517,319
                                                          -----------             ------------
Common shareholders' equity
    Common stock                                              512,606                 512,182
    Treasury stock, at cost                                   (58,322)                (58,322)
    Retained earnings                                          89,668                  82,926
                                                          -----------             ------------
         Total common shareholders' equity                    543,952                 536,786
                                                          -----------             ------------
    Total liabilities and shareholders' equity            $ 1,095,447             $ 1,054,105
                                                          -----------             ------------
                                                          -----------             ------------

     The accompanying notes are an integral part of these consolidated balance sheets.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)

                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
                                                                        -----------------------          -----------------------
                                                                         1999           1998               1999           1998
                                                                        --------       --------          --------       --------
REVENUES
   Residential and other property sales                                 $ 49,923       $ 34,754          $ 80,725       $ 61,531
   Resort revenues                                                        17,335         21,983            37,156         39,323
   Commercial and other revenues                                          14,667         12,743            27,731         25,876
                                                                        --------       --------          --------       --------
     Total revenues                                                       81,925         69,480           145,612        126,730

COST OF OPERATIONS
   Cost of residential and other property sales                           41,825         30,523            68,740         55,126
   Cost of resort operations                                              19,810         23,269            40,761         42,001
   Cost of commercial and other operations                                 9,892          8,341            17,753         16,201
   General and administrative expenses                                     3,549          3,612             6,773          6,806
                                                                        --------       --------          --------       --------
     Total cost of operations                                             75,076         65,745           134,027        120,134
                                                                        --------       --------          --------       --------
   Operating income                                                        6,849          3,735            11,585          6,596

   Interest and other income, net                                          1,139          1,014             2,485          1,124
   Interest expense, net                                                   2,343            886             4,438          1,774
                                                                        --------       --------          --------       --------
   Income before income taxes                                              5,645          3,863             9,632          5,946
   Income tax provision                                                   (1,694)        (1,275)           (2,890)        (1,962)
                                                                        --------       --------          --------       --------
     Net income                                                          $ 3,951        $ 2,588          $  6,742        $ 3,984
                                                                        --------       --------          --------       --------
                                                                        --------       --------          --------       --------
   Basic and diluted earnings per common share                          $   0.23        $  0.13          $   0.40        $  0.20
                                                                        --------       --------          --------       --------
                                                                        --------       --------          --------       --------

       The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                         Six Months Ended
                                                                         --------------------------------------
                                                                           June 30,                    June 30,
                                                                             1999                        1998
                                                                         ----------                   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $  6,742                     $  3,984
    Adjustments to reconcile net income to cash flow
         provided by operating activities:
         Depreciation                                                        8,623                        9,287
         Equity earnings, net of dividends received                             14                         (624)
         Other                                                                  70                           40
         Non-cash cost of residential and other property sales              65,320                       59,356
    Changes in operating assets and liabilities:
         Increase in receivables, net                                       (3,337)                        (149)
         Additions to real estate developments                             (68,408)                     (64,733)
         Increase in accounts payable                                        5,430                        2,879
         Decrease in accrued liabilities                                    (1,669)                        (907)
         (Decrease) increase in deferred income taxes                         (436)                       1,254
         Net change in other assets and liabilities                            304                        3,328
                                                                         ----------                   ----------
    Net cash provided by operating activities                               12,653                       13,715
                                                                         ----------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                  (32,827)                     (20,001)
                                                                         ----------                   ----------
    Net cash used in investing activities                                  (32,827)                     (20,001)
                                                                         ----------                   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase under revolving loan agreeements                           20,000                        5,000
    Proceeds from issuance of debt                                               -                        1,971
    Reduction of debt                                                         (808)                         (13)
    Proceeds from exercise of stock options                                    354                          342
                                                                         ----------                   ----------
    Net cash provided by financing activities                               19,546                        7,300
                                                                         ----------                   ----------
    Net (decrease) increase in cash and cash equivalents                      (628)                       1,014

    Cash and cash equivalents at beginning of period                         4,764                        1,612
                                                                         ----------                   ----------
    Cash and cash equivalents at end of period                            $  4,136                     $  2,626
                                                                         ----------                   ----------
                                                                         ----------                   ----------

     The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and six months ended June 30, 1999 and June 30, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, the status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the six months ended
June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

      The weighted average number of shares of common stock outstanding was 17,038,085 and 19,977,779 during the second quarter of 1999 and 1998, respectively. The weighted average number of non-employee director stock grants outstanding was 6,881 and 5,648 during the second quarter of 1999 and 1998, respectively. The computation of dilutive earnings per share includes the assumed exercise of 32,402 and 131,535 options outstanding during the second quarter of 1999 and 1998, respectively.

      The weighted average number of shares of common stock outstanding was 17,031,772 and 19,987,756 during the first six months of 1999 and 1998, respectively. The weighted average number of non-employee director stock grants outstanding was 6,969 and 5,303 during the first six months of 1999 and 1998, respectively. The computation of dilutive earnings per share includes the assumed exercise of 35,625 and 94,818 options outstanding during the first six months of 1999 and 1998, respectively.

NOTE 3.  STOCK REPURCHASE

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $9.5 million and $6.7 million during the first six months of 1999 and 1998, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $5.6 million during each of the first six months of 1999 and 1998.

     The Company made income tax payments of approximately $3.3 million and $703,000 during the first six months of 1999 and 1998, respectively.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. The Company must implement SFAS No. 133 by the first quarter of 2000, and it is not expected to have a significant adverse effect on the Company's results of operations.

NOTE 7.  INDUSTRY SEGMENT INFORMATION

     The Company's industry segment information is presented below (in thousands):

                                      RESIDENTIAL
                                       AND OTHER                     COMMERCIAL
                                        PROPERTY         RESORT        AND OTHER
                                           SALES     OPERATIONS       OPERATIONS     CORPORATE        TOTAL
                                      ------------   ------------    -------------   -----------   ----------
SIX MONTHS ENDED JUNE 30, 1999

Total revenue.......................  $     80,725   $     37,156    $      27,731   $         -   $  145,612
                                      ------------   ------------    -------------   -----------   ----------
                                      ------------   ------------    -------------   -----------   ----------

Operating income....................  $      9,519   $     (4,684)   $       9,533   $    (2,783)  $   11,585
Interest and other income, net......           519              7            1,914            45        2,485
Interest expense, net...............             -              -                -        (4,438)      (4,438)
                                      ------------   ------------    -------------   -----------   ----------
Income before taxes.................  $     10,038   $     (4,677)   $      11,447   $    (7,176)  $    9,632
                                      ------------   ------------    -------------   -----------   ----------
                                      ------------   ------------    -------------   -----------   ----------

SIX MONTHS ENDED JUNE 30, 1998

Total revenue.......................  $     61,531   $     39,323    $      25,876   $         -   $  126,730
                                      ------------   ------------    -------------   -----------   ----------
                                      ------------   ------------    -------------   -----------   ----------
Operating income ...................  $      3,718   $     (3,570)   $       9,138   $    (2,690)  $    6,596
Interest and other income, net......           165              6              898            55        1,124
Interest expense, net...............             -              -                -        (1,774)      (1,774)
                                      ------------   ------------    -------------   -----------   ----------
Income before taxes.................  $      3,883   $     (3,564)   $      10,036   $    (4,409)  $    5,946
                                      ------------   ------------    -------------   -----------   ----------
                                      ------------   ------------    -------------   -----------   ----------

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Below is a summary of residential and other property sales by location:

                                           Quarter Ended            Six Months Ended
                                        --------------------     ----------------------
                                        June 30,    June 30,     June 30,      June 30,
                                          1999        1998         1999          1998
                                        --------    --------     --------      --------
Oahu, Hawaii                            $33,388     $25,226      $54,844       $45,231
Bakersfield, California                  11,814       3,957       18,264        10,113
Sierra Vista, Arizona                     1,835       2,062        3,036         2,677
Orlando, Florida                          2,886       3,509        4,581         3,510
                                        -------     -------      -------       -------
Total Residential and other
  property sales                        $49,923     $34,754      $80,725       $61,531

     Residential and other property sales increased 44% to $49.9 million in the second quarter of 1999 from $34.8 million in 1998. This increase is primarily due to increased revenues on Oahu, Hawaii and in Bakersfield, California. The second quarter increase on Oahu is primarily due to closings of higher priced residential homes. The average price per unit sold on Oahu in the second quarter of 1999 was $312,000 compared to $270,000 in the second quarter of 1998. In addition, the Company sold 107 homes on Oahu during the second quarter of 1999 compared to 93 homes during the second quarter of 1998. The second quarter increase in Bakersfield is primarily due to closings at the Company's new adult active community known as The Greens at Seven Oaks, increased lot sales and a land sale of an undeveloped parcel. The Company sold 15 homes in the new adult active community for a total of $2.8 million during the second quarter of 1999. Home closings commenced in this community in the first quarter of 1999. Lot sales at the Bakersfield developments were $7.1 million during the second quarter of 1999 compared to $3.2 million during the second quarter of 1998. The Company sold 175 lots in Bakersfield during the second quarter of 1999 compared to 90 lots during the second quarter of 1998. The undeveloped land sale in Bakersfield generated revenues of $1.5 million.

     Residential and other property sales increased 31% to $80.7 million during the first six months of 1999 from $61.5 million in 1998. This increase is primarily due to increased revenues on Oahu, Hawaii and in Bakersfield, California. The revenue increase during the first six-months of 1999 on Oahu as compared to the prior year is primarily due to closings of higher priced residential homes. The average price per unit sold on Oahu during the first six months of 1999 was $299,000 compared to $263,000 in 1998. In addition, the Company sold 183 homes on Oahu during the first six months of 1999 compared to 171 homes in 1998. The revenue increase during the first six months of 1999 in Bakersfield as compared to the prior year is primarily due to closings at the Company's new adult active community known as The Greens at Seven Oaks, increased lot sales and a land sale of an undeveloped parcel. The Company sold 17 homes in the new adult active community for a total of $3.2 million during the first six months of 1999. Lot sales at the Bakersfield developments were $13.0 million during the first six months of 1999 compared to $9.1 million during 1998. The Company sold 321 lots Bakersfield during the first six months of 1999 compared to 222 lots during 1998. The undeveloped land sale in Bakersfield generated revenues of $1.5 million.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES (CONTINUED)

     Resort revenues decreased 21% to $17.3 million during the second quarter of 1999 from $22.0 million in the second quarter of 1998. This decrease is primarily due to decreased resort residential sales. Resort residential sales were $4.0 million in the second quarter of 1999 compared to $8.9 million in the second quarter of 1998. The Company sold a total of four residential units at its two luxury resort residential developments for a total of $3.5 million during the second quarter of 1999, compared to four residential units and one single family lot for a total of $7.0 million during the second quarter of 1998. Resort residential sales also include the sale of three plantation homes for a total of $424,000 during the second quarter of 1999, compared to four plantation homes for a total of $884,000 during the second quarter of 1998. In addition, the 1998 second quarter resort residential revenues include construction contract revenues of $951,000 relating to the construction of a senior housing facility on Lanai, which is owned and operated by an independent third party.

     Resort revenues decreased 6% to $37.2 million during the first six months of 1999 from $39.3 million in 1998. This decrease is primarily due to decreased resort residential sales. Resort residential sales were $7.9 million in the first six months of 1999 compared to $10.3 million in the first six months of 1998. The Company sold a total of seven residential units at its two luxury resort residential developments for a total of $7.3 million during the first six months of 1999, compared to five residential units and one single family lot for a total of $7.8 million during the first six months of 1998. Resort residential sales also include the sale of three plantation homes for a total of $424,000 during the first six months of 1999, compared to five plantation homes for a total of $1.0 million during the first six months of 1998. In addition, the 1998 resort residential revenues include construction contract revenues of $1.5 million relating to the construction of a senior housing facility on Lanai, which is owned and operated by an independent third party.

     The following table sets forth combined operating statistics for the two resort hotels:

                                      Quarter Ended              Six Months Ended
                                           June 30,                      June 30,
                                -------------------------     -------------------------
                                    1999          1998             1999         1998
                                -----------   -----------     ------------  -----------
Average daily room rate         $       273   $      269      $        297  $       290
Occupancy rate                          67%          66%               70%          71%

     Commercial and other revenues increased $1.9 million in the second quarter of 1999 compared to the second quarter of 1998. This increase is primarily due to new properties and leases in Hawaii, California and Georgia coming on line.

COST AND EXPENSES

     The cost of residential and other property sales as a percentage of residential property sales decreased to 84% in the second quarter of 1999 from 88% in the second quarter of 1998. This decrease is primarily due to the increase of average selling price on Oahu as noted in the revenue discussion above.

     The cost of residential and other property sales as a percentage of residential property sales decreased to 85% in the first six months of 1999 from 90% in the first six months of 1998. This decrease is primarily due to the increase of average selling price on Oahu as noted in the revenue discussion above.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 105% during the second quarter of 1999 from 109% during the second quarter of 1998. This decrease is primarily due to decreased marketing costs and improved occupancy and average daily rates during the second quarter of 1999 as compared to the second quarter of 1998. Resort depreciation was $1.9 million and $2.3 million during the second quarter of 1999 and 1998, respectively. The resort residential developments earned $147,000 in the second quarter of 1999 compared to earnings of $2.2 million in the second quarter of 1998. The decrease is due to decreased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues was 100% during the first six months of 1999 and 1998. Resort depreciation was $3.8 million and $4.5 million during the first six months of 1999 and 1998, respectively. The resort residential developments earned $138,000 in the first six months of 1999 compared to earnings of $1.8 million in the first six months of 1998. The decrease is due to decreased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

NET INCOME AND EARNINGS PER SHARE

     The Company's interest expense increased during the second quarter and during the six months ended June 30, 1999 as compared to the prior year primarily due to increased debt. The Company's borrowings and related interest incurred are summarized as follows:

                                                                       Quarter Ended                Six Months Ended
                                                                         June 30,                       June 30,
                                                                --------------------------     --------------------------
(in thousands)                                                    1999             1998             1999          1998
                                                                -----------    -----------      -----------    ----------
Total borrowings at month end                                    $ 281,440      $ 193,059        $ 281,440      $ 193,059
Total interest incurred                                          $   5,108      $   3,743        $   9,991      $   7,359
Less: interest capitalized into real estate developments
   and property and equipment under construction                    (2,765)        (2,857)          (5,553)        (5,585)
                                                                 ---------      ---------        ---------      ---------
Interest expense, net of capitalized interest                        2,343            886            4,438          1,774
Amortization in cost of residential and other
  property sales of interest previously capitalized              $   1,493      $   1,110        $   2,592      $   2,030

     Interest and other income increased to $2.5 million in the first six months of 1999 from $1.1 million in the first six months of 1998. This increase is primarily due to the venture the Company entered into during the second quarter of 1998 with Horizon/Glen Outlet Centers Limited Partnership. This venture provided the Company equity earnings of $1.7 million in the first six months of 1999 compared to $786,000 during the first six months of 1998.

     The Company's effective income tax rate decreased to 30% in 1999 from 33% in 1998. The 30% effective tax rate in 1999 is primarily due to low-income housing tax credits.

     Second quarter net income increased to $4.0 million in 1999 from $2.6 million in the second quarter of 1998. Six month net income increased to $6.7 million in 1999 from $4.0 million during the first six months of 1998. These increases are primarily due to better operating results described above.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG

     The Company's new orders and backlog for homes and homesites for 1999 compared to 1998 were as follows:

                                                            Quarter Ended                 Six months Ended
                                                                June  30,                         June 30,
                                                       -------------------------        ------------------------
                                                         1999            1998             1999            1998
                                                       ---------     -----------        ---------    -----------
Backlog-Homes
-------------
Units
Backlog at beginning of the period                           145             81             88             46
Add:  New orders                                             130            113            267            226
Less: Deliveries                                            (124)           (97)          (204)          (175)
                                                       ---------     -----------      ---------    -----------
     Backlog at end of the period                            151             97            151             97
                                                       ---------     -----------      ---------    -----------
                                                       ---------     -----------      ---------    -----------

Dollars
Backlog at beginning of the period                     $  39,966      $  21,607       $ 25,143     $   11,920
Add:  New orders                                          36,282         31,429         73,231         61,006
Less: Deliveries                                         (36,700)       (25,561)       (58,826)       (45,451)
                                                       ---------     -----------      ---------    -----------
     Backlog at end of the period                      $  39,548      $  27,475       $ 39,548     $   27,475
                                                       ---------     -----------      ---------    -----------
                                                       ---------     -----------      ---------    -----------

Mainland Backlog-Homesites
--------------------------
Units
Backlog at beginning of the period                           718            761            594            405
Add:  New orders                                             194            149            516            657
Less: Deliveries                                            (265)          (275)          (463)          (427)
                                                       ---------     -----------      ---------    -----------
     Backlog at end of the period                            647            635            647            635
                                                       ---------     -----------      ---------    -----------
                                                       ---------     -----------      ---------    -----------

Dollars
Backlog at beginning of the period                     $  29,612      $  32,942       $ 22,074      $  19,964
Add:  New orders                                           8,061          3,815         24,085         23,223
Less: Deliveries                                         (10,597)        (9,475)       (19,083)       (15,905)
                                                       ---------     -----------      ---------    -----------
     Backlog at end of the period                      $  27,076      $  27,282       $ 27,076      $  27,282
                                                       ---------     -----------      ---------    -----------
                                                       ---------     -----------      ---------    -----------

     The homes backlog on the mainland increased 31 homes and $5.9 million. This increase is primarily due to the introduction of The Greens at Seven Oaks, an active adult community within the Seven Oaks development in Bakersfield, California. The Company began taking reservations for this development in the second half of 1998.

     As of June 30, 1999, there are five sales contracts for townhomes at the Manele Bay and Koele residential project on the island of Lanai, which have an aggregate sales value of approximately $7.1 million. This resort residential information is not included in the above table.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three- year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At June 30, 1999, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At June 30, 1999, total borrowings under the Credit Agreement were $218,000 million and the weighted average interest rate was 6.67%. On December 30, 1998, the Company entered into a $50 million long-term fixed rate financing arrangement with an insurance company. This debt, which has an interest rate of 6.73% and a 30-year amortization rate, matures on December 30, 2008. At June 30, 1999, the Company is in compliance with the various financial covenants of its loan agreements.

     The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with an interest rate of 7.4% at June 30, 1999. These agreements mature on October 1, 2002. Notional amounts do not represent cash flow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $355,000 and $152,000 of additional interest expense in the first six months of 1999 and 1998, respectively, compared to what interest expense would have been had the debt remained at variable rates.

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was funded primarily from borrowings under the Credit Agreement.

     The Company currently intends to increase its current borrowing capacity by approximately $25 million to meet its short-term and long-term cash needs. To meet this increase, the Company is currently seeking an additional long term fixed-rate term loan. There can be no assurance, however, that this or other additional loans will be obtained, or that the increased borrowing capacity, if obtained, will be sufficient. The Company may be required to seek additional capital from the sale of assets or from other sources.

     Residential development spending was $68.4 million in the first six months of 1999. Spending during the first six months of 1999 at the Mililani, Royal Kunia and Lalea residential developments on Oahu was approximately $24.0 million, $5.0 million and $6.0 million, respectively. Spending during the first six months of 1999 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $13.6 million, $4.2 million and $2.4 million, respectively. In addition, the Company completed its acquisition of the Saddle Creek residential development, which is located in the Sierra Nevada foothills east of Stockton, California. Acquisition and developments costs for this project totaled $3.8 million in the second quarter of 1999. In connection with the Saddle Creek acquisition, the Company assumed approximately $5.8 million in assessment district liabilities and a $2.2 million note payable maturing in 2002.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Total resort capital spending was approximately $1.9 million for the first six months of 1999. Developmental expenditures on the island of Lanai totaled $8.1 million during the first six months of 1999.

     Capital expenditures at the commercial projects totaled $30.7 million during the first six months of 1999. Commercial spending on the mainland included $3.7 million for the construction of the Coyote Creek Golf Course and clubhouse in San Jose, California; $2.0 million for construction of the 75,000 square foot One Riverwalk office building in Bakersfield, California; $3.5 million for tenant improvements at the 214,000 square foot 10000 Ming office building in Bakersfield, California; $4.1 million for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina; $3.3 million for a 15 acre commercial land purchase in Tempe, Arizona; and $4.8 million for construction of the Keene's Pointe Golf Course and clubhouse in Orlando, Florida. Commercial spending on the island of Oahu, Hawaii included $6.4 million for additions to the Town Center of Mililani and the Dole Cannery Square shopping and entertainment centers. At the Dole Cannery Square a movie theater was completed and opened in the second quarter of 1999 and a newly constructed Home Depot is expected to open in the fall of 1999. At the Town Center of Mililani a movie theater is currently under construction, which is expected to be completed in the fourth quarter of 1999.

     Cash flow used in investing activities increased $12.8 million during the first six months of 1999 as compared to the corresponding period in 1998. The increase is primarily due to increased construction activity on the commercial developments.

YEAR 2000

READINESS

     The year 2000 ("Y2K") problem arose because many existing computer programs use two digits instead of four to refer to the year. These programs may be unable to properly interpret a year that begins with "20" (i.e., the year
2000), which could cause disruption of normal business activities. The Company uses computer software and related technologies that will be affected by the Y2K problem. The Company also relies upon a number of third parties in conducting its business and could be adversely affected if these third parties are not Y2K compliant.

     The Company is addressing the Y2K problem with a company-wide program involving its corporate office and principal locations. This program includes the identification of affected software and systems through an inventory and assessment, communications with the Company's material suppliers and service providers, financial institutions and other third parties to determine the extent to which the Company is vulnerable to failure by its software and systems or by third parties to be Y2K compliant, and the development and implementation of a remediation and response plan, which includes contingency planning.

     The Company has completed the inventory (identification of all potential exposure items) and assessment (determining if the component is Y2K compliant) phases for all information technology systems (such as business computing systems and technical infrastructure), as well as non-information technology systems (such as embedded technology).

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

     The Company is substantially complete determining if its material suppliers and service providers, financial institutions and other third parties ("Providers") are Y2K compliant. Based on the information obtained from its Providers, the Company expects that these Providers are or will be Y2K compliant; however, the Company has no means of ensuring that the Providers will be Y2K compliant. The failure or inability of Providers to be Y2K compliant could have an adverse impact on the Company.

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

COSTS

     The amount spent by the Company as of June 30, 1999 to address the Y2K problem is approximately $426,000. Given the information available at this time, the Company currently anticipates the total cost (including past expenditures) to remediate the Y2K problem will not exceed $800,000. Although the timing of some of these expenditures may be accelerated by the Y2K problem, in most instances they will involve expenditures that would have occurred in the normal course of business.

     The estimated costs of the Company's Y2K compliance project and the dates on which the Company plans to complete its remediation, contingency plans and other activities are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of remediation resources, the existence and adequacy of third party Y2K compliance plans, the ability to identify and correct all relevant computer codes, and other factors. There can be no guarantee that these estimates and plans will be achieved and actual results could differ materially.

RISKS AND CONTINGENCY PLANS

     The Company is currently uncertain as to what are the most reasonably likely worst case Y2K scenarios for its operations. The Company is analyzing this issue and developing contingency plans to respond to these scenarios, as more information becomes available. The Company expects these contingency plans to be completed during the fourth quarter of 1999.

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

                              CASTLE & COOKE, INC.

                                    PART II.

                                OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                Castle & Cooke, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 12, 1999, at which the Company's stockholders voted: (1) to elect the nominated slate of eight directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Patrick J. Birmingham, Edward M. Carson, Lodwrick M. Cook, Edward J. Hogan, Wallace S. Miyahira, David H. Murdock, Lynne Scott Safrit, and Dell Trailor; (2) to approve the Company's Amended and Restated 1995 Stock Option and Award Plan, which includes an increase in the number of shares available under the Plan by 1,000,000 shares and certain other amendments to the Plan, and (3) to approve Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1999 fiscal year.

                Holders of record of the Company's common stock as of March 10, 1999 were entitled to vote at the meeting. On March 10, 1999, there were 17,025,020 shares of common stock outstanding and entitled to vote and 14,884,835 were represented at the Meeting. Each of the directors received at least 90.0% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Patrick J. Birmingham; 13,612,167 for and 1,272,668 withheld; Edward M. Carson: 13,420,106 for and 1,464,729 withheld; Lodwrick M. Cook: 13,420,246 for and 1,464,589 withheld; Edward J. Hogan: 13,346,195 for and 1,538,640 withheld; Wallace S. Miyahira: 13,612,330 for and 1,272,505 withheld; David H. Murdock: 13,609,051 for and 1,275,784 withheld; Lynne Scott Safrit: 13,613,070 for and 1,271,765 withheld; Dell Trailor: 13,420,586 for and 1,464,249 withheld. Dell Trailor passed away on May 4, 1999. With respect to approving the Company's Amended and Restated 1995 Stock Option and Award Plan, the shares cast were 10,640,548 shares for, 1,714,018 shares against, 181,204 shares abstained, and 2,3498,065 were broker non-votes. With respect to the approval of Arthur Andersen LLP, the shares cast were 14,847,756 shares for, 22,420 shares against, and 14,659 shares in abstention.

Item 6.         Exhibits and Reports on Form 8-K

     (a)        Exhibits

     Exhibit
        No.
     -------
     10.8       Consulting Agreement between the Company and Wallace S. Miyahira.

      27        Financial Data Schedule

     (b)        Reports on Form 8-K

                THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1999.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CASTLE & COOKE, INC.
                                                Registrant




Date:    August 11, 1999               BY   /s/  Edward C. Roohan
                                         ------------------------------------
                                                 Edward C. Roohan
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal financial officer)

Date:    August 11, 1999               BY   /s/  Scott J. Blechman
                                         --------------------------------------
                                                 Scott J. Blechman
                                                 Vice President and
                                                 Corporate Controller
                                                 (Principal accounting officer)