Form 10-Q
period 1999-09-30
CASTLE & COOKE INC/HI/
filed 1999-11-10
CIK 1002506

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------
(Mark one)

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Shares Outstanding at October 20, 1999
                   -----                  --------------------------------------
    Common Stock, without par value                  17,052,946 shares

================================================================================

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets - September 30, 1999 and December 31, 1998...................................3

         Consolidated Statements of Operations - Quarter and nine months ended September 30, 1999 and September 30, 1998..............................................................................4

         Consolidated Statements of Cashflows - Nine months ended September 30, 1999 and September 30, 1998..............................................................................5

         Notes to Consolidated Financial Statements...............................................................6

     Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.......................................................8

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................................16

SIGNATURES        ...............................................................................................17

                              CASTLE & COOKE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         September 30,       December 31,
                                                             1999               1998
                                                         (Unaudited)         (Audited)
                                                         -----------         ---------
Cash and cash equivalents                                $     2,755       $     4,764
Receivables, net                                              25,917            23,127
Real estate developments                                     509,345           501,147
Property and equipment, net                                  525,522           500,000
Other assets                                                  30,172            25,067
                                                         -----------       -----------
         Total assets                                    $ 1,093,711       $ 1,054,105
                                                         -----------       -----------
                                                         -----------       -----------

Notes payable                                            $   268,552       $   250,044
Note payable to Dole                                          10,000            10,000
Accounts payable                                              18,884            20,239
Accrued liabilities                                           26,442            30,411
Deferred income taxes                                        178,123           174,450
Deferred income and other liabilities                         43,575            32,175
                                                         -----------       -----------
         Total liabilities                                   545,576           517,319
                                                         -----------       -----------
Common shareholders' equity
         Common stock                                        512,646           512,182
         Treasury stock, at cost                             (58,322)          (58,322)
         Retained earnings                                    93,811            82,926
                                                         -----------       -----------
                  Total common shareholders' equity          548,135           536,786
                                                         -----------       -----------
         Total liabilities and shareholders' equity      $ 1,093,711       $ 1,054,105
                                                         -----------       -----------
                                                         -----------       -----------


The accompanying notes are an integral part of these consolidated balance sheets.

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)


                                                             Quarter Ended            Nine Months Ended
                                                              September 30,              September 30,
                                                              -------------              -------------
                                                           1999          1998         1999          1998
                                                           ----          ----         ----          ----
Revenues
         Residential and other property sales            $ 45,120     $ 52,121     $ 125,845     $113,652
         Resort revenues                                   19,992       13,770        57,148       53,093
         Commercial and other revenues                     15,828       13,245        43,559       39,121
                                                         --------     --------     ---------     --------
                  Total revenues                           80,940       79,136       226,552      205,866

Cost of operations
         Cost of residential and other property sales      39,044       42,343       107,784       97,469
         Cost of resort operations                         22,947       18,656        63,708       60,657
         Cost of commercial and other operations           10,675        8,347        28,428       24,548
         General and administrative expenses                3,492        3,278        10,265       10,084
                                                         --------     --------     ---------     --------
                  Total cost of operations                 76,158       72,624       210,185      192,758
                                                         --------     --------     ---------     --------
         Operating income                                   4,782        6,512        16,367       13,108
         Interest and other income, net                     3,982        1,540         6,467        2,665
         Interest expense, net                              2,841        2,053         7,279        3,827
                                                         --------     --------     ---------     --------
         Income before income taxes                         5,923        5,999        15,555       11,946
         Income tax provision                              (1,780)      (1,980)       (4,670)      (3,942)
                                                         --------     --------     ---------     --------
                  Net income                             $  4,143     $  4,019     $  10,885     $  8,004
                                                         --------     --------     ---------     --------
                                                         --------     --------     ---------     --------
         Basic and diluted earnings per common share     $   0.24     $   0.24     $    0.64     $   0.42
                                                         --------     --------     ---------     --------
                                                         --------     --------     ---------     --------

The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                 Nine Months Ended
                                                                           -------------------------------
                                                                           September 30,     September 30,
                                                                               1999             1998
                                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                          $  10,885       $   8,004
         Adjustments to reconcile net income to cash flow
                  provided by operating activities:
                  Depreciation                                                  13,053          13,399
                  Equity earnings, net of dividends received                      (433)         (1,156)
                  Other                                                             70              40
                  Non-cash cost of residential and other property sales        105,315         100,266
         Changes in operating assets and liabilities:
                  Increase in receivables, net                                  (2,776)         (3,696)
                  Additions to real estate developments                       (100,448)       (106,635)
                  (Decrease) increase in accounts payable                       (1,355)          7,522
                  (Decrease) increase in accrued liabilities                    (1,523)            574
                  Increase in deferred income taxes                              3,673           3,237
                  Net change in other assets and liabilities                    (3,186)          3,515
                                                                           -------------     -------------
         Net cash provided by operating activities                              23,275          25,070
                                                                           -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                                 (41,982)        (37,335)
                                                                           -------------     -------------
         Net cash used in investing activities                                 (41,982)        (37,335)
                                                                           -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase under revolving loan agreeements                          17,000          72,000
         Proceeds from issuance of debt                                          1,090           1,971
         Reduction of debt                                                      (1,786)            (21)
         Purchase of stock                                                          --         (58,353)
         Proceeds from exercise of stock options                                   394             376
                                                                           -------------     -------------
         Net cash provided by financing activities                              16,698          15,973
                                                                           -------------     -------------
         Net (decrease) increase in cash and cash equivalents                   (2,009)          3,708
         Cash and cash equivalents at beginning of period                        4,764           1,612
                                                                           -------------     -------------
         Cash and cash equivalents at end of period                          $   2,755       $   5,320
                                                                           -------------     -------------
                                                                           -------------     -------------


The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and nine months ended September 30, 1999 and September 30, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, the status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

      The weighted average number of shares of common stock outstanding was 17,051,763 and 17,007,279 during the third quarter of 1999 and 1998, respectively. The weighted average number of non-employee director stock grants outstanding was 7,286 and 7,058 during the third quarter of 1999 and 1998, respectively. The computation of dilutive earnings per share includes the assumed exercise of 47,675 and 96,366 options outstanding during the third quarter of 1999 and 1998, respectively.

      The weighted average number of shares of common stock outstanding was 17,037,225 and 18,983,346 during the first nine months of 1999 and 1998, respectively. The weighted average number of non-employee director stock grants outstanding was 7,076 and 5,894 during the first nine months of 1999 and 1998, respectively. The computation of dilutive earnings per share includes the assumed exercise of 39,113 and 93,453 options outstanding during the first nine months of 1999 and 1998, respectively.

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

NOTE 5.  SUPPLEMENTAL CASHFLOW INFORMATION

     The Company made interest payments of approximately $14.8 million and $10.7 million during the first nine months of 1999 and 1998, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $7.9 million and $8.3 million during the first nine months of 1999 and 1998, respectively.

     During the first nine months of 1999, the Company made income tax payments of approximately $5.8 million and received income tax refunds of approximately $4.8 million. The Company made income tax payments of approximately $703,000 during the first nine months of 1998.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137, which deferred the effective date of SFAS No. 133. The Company must implement SFAS No. 133 by the first quarter of 2001, and it is not expected to have a significant adverse effect on the Company's results of operations.

NOTE 7. INDUSTRY SEGMENT INFORMATION

     The Company's industry segment information is presented below (in thousands):



                                         RESIDENTIAL                  COMMERCIAL
                                         AND OTHER        RESORT      AND OTHER
                                       PROPERTY SALES   OPERATIONS    OPERATIONS      CORPORATE         TOTAL
                                       --------------   ----------    ----------      ---------         -----
NINE MONTHS ENDED SEPTEMBER 30, 1999
Total revenue                             $125,845      $ 57,148       $ 43,559       $     --       $ 226,552

Operating income                          $ 14,169      $ (8,128)      $ 14,436       $ (4,110)      $  16,367
Interest and other income, net                 873             9          5,511             74           6,467
Interest expense, net                           --            --             --         (7,279)         (7,279)
                                          --------      --------       --------       ---------      ---------
Income before taxes                       $ 15,042      $ (8,119)      $ 19,947       $(11,315)      $  15,555
                                          --------      --------       --------       ---------      ---------
                                          --------      --------       --------       ---------      ---------
NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenue                             $113,652      $ 53,093       $ 39,121       $     --       $ 205,866


Operating income                          $ 12,319      $ (8,890)      $ 13,739       $ (4,060)      $  13,108
Interest and other income, net                 753            13          1,822             77           2,665
Interest expense, net                                         --             --         (3,827)         (3,827)
                                          --------      --------       --------       ---------      ---------
Income before taxes                       $ 13,072      $ (8,877)      $ 15,561       $ (7,810)      $  11,946
                                          --------      --------       --------       ---------      ---------
                                          --------      --------       --------       ---------      ---------


                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Below is a summary of residential and other property sales by location:


                                                     Quarter Ended             Nine Months Ended
                                                      September 30,               September 30,
                                                   ------------------          ------------------
                                                  1999          1998           1999          1998
                                                -------       -------        -------       -------
Oahu, Hawaii                                    $ 32,125      $ 30,801       $86,969       $76,032
Bakersfield, California                            8,228         5,635        26,492        15,748
Copperopolis, California                             494            --           494            --
Sierra Vista, Arizona                              1,332         2,039         4,368         4,717
Orlando, Florida                                   2,941         8,397         7,522        11,906
Westlake Village, California                          --         5,249            --         5,249
                                                --------      --------      --------      --------
Total Residential and other property sales      $ 45,120      $ 52,121      $125,845      $113,652


     Residential and other property sales decreased 13% to $45.1 million in the third quarter of 1999 from $52.1 million in the third quarter of 1998. Excluding two bulk land sales in the third quarter of 1998, residential and other property sales increased 3% to $45.1 million in the third quarter of 1999 from $44.0 million in the third quarter of 1998. This increase is primarily due to increased revenues on Oahu, Hawaii and in Bakersfield, California, partially offset by decreased revenue in Orlando, Florida. The third quarter increase on Oahu is primarily due to an increase of 12 home closings in 1999 as compared to 1998. In addition, the average price per unit sold on Oahu in the third quarter of 1999 was $279,000 compared to $270,000 in the third quarter of 1998. The third quarter increase in Bakersfield is primarily due to closings at the Company's new adult active community known as The Greens at Seven Oaks. The Company sold 15 homes in the new adult active community for a total of $2.7 million during the third quarter of 1999. Home closings commenced in this community in the first quarter of 1999. The third quarter decrease in Orlando is primarily due to the timing of lot closings to local homebuilders. Included in the 1998 third quarter residential and other property sales are the sale of two undeveloped land holdings for a total of $8.1 million and earnings before taxes of $3.2 million. The land was located in Westlake Village, California and Oahu, Hawaii.

     Residential and other property sales increased 11% to $125.8 million during the first nine months of 1999 from $113.7 million during the first nine months of 1998. Excluding the two bulk land sales in the third quarter of 1998, residential and other property sales increased 19% to $125.8 million during the first nine months of 1999 from $105.5 in the third quarter of 1998. This increase is primarily due to increased revenues on Oahu, Hawaii and in Bakersfield, California, partially offset by decreased revenue in Orlando, Florida. The revenue increase during the first nine months of 1999 on Oahu as compared to the prior year is primarily due to closings of higher priced residential homes. The average price per unit sold on Oahu during the first nine months of 1999 was $291,000 compared to $266,000 in 1998. In addition, the Company sold 298 homes on Oahu during the first nine months of 1999 compared to 274 homes in 1998. The revenue increase during the first nine months of 1999 in Bakersfield as compared to the prior year is primarily due to closings at the Company's new adult active community known as The Greens at Seven Oaks, increased lot sales and four home sales in the Seven Oaks development. The Company sold 32 homes in the new adult active community for a total of $5.9 million during the first nine months of 1999. Lot sales at the Bakersfield developments were $17.8 million during the first nine months of 1999 compared to $11.2 million during 1998. The Company sold four homes in the Seven Oaks development for $1.1 million during the first nine months of 1999 compared to zero homes during the first nine months of 1998.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES (CONTINUED)

     Resort revenues increased 45% to $20.0 million in the third quarter of 1999 from $13.8 million in the third quarter of 1998. This increase is primarily due to increased resort residential sales. Resort residential sales were $7.8 million in the third quarter of 1999 compared to $2.8 million in the third quarter of 1998. The Company sold a total of five residential units at its two luxury resort residential developments for a total of $7.6 million during the third quarter of 1999, compared to two residential units for a total of $2.1 million during the third quarter of 1998. Resort residential sales also include the sale of one plantation home for a total of $121,000 during the third quarter of 1999, compared to two plantation homes for a total of $275,000 during the third quarter of 1998. In addition, the 1998 third quarter resort residential revenues include construction contract revenues of $450,000 relating to the construction of a senior housing facility on Lanai, which is owned and operated by an independent third party.

     Resort revenues increased 8% to $57.1 million during the first nine months of 1999 from $53.1 million in 1998. This increase is primarily due to increased resort residential sales. Resort residential sales were $15.7 million in the first nine months of 1999 compared to $13.1 million in the first nine months of 1998. The Company sold a total of twelve residential units at its two luxury resort residential developments for a total of $14.2 million during the first nine months of 1999, compared to eight residential units and one single family lot for a total of $9.9 million during the first nine months of 1998. Resort residential sales also include the sale of four plantation homes for a total of $545,000 during the first nine months of 1999, compared to seven plantation homes for a total of $1.3 million during the first nine months of 1998. In addition, the 1998 resort residential revenues include construction contract revenues of $1.9 million relating to the construction of a senior housing facility on Lanai, which is owned and operated by an independent third party.

     The following table sets forth combined operating statistics for the two resort hotels:

                              Quarter Ended       Nine Months Ended
                              September 30,         September 30,
                             ---------------      -----------------
                             1999       1998       1999       1998
                             ----       ----       ----       ----
Average daily room rate      $272       $267       $289       $283
Occupancy rate                61%        58%        67%        67%



     Commercial and other revenues increased $2.6 million to $15.8 million during the third quarter of 1999 compared to $13.2 million during the third quarter of 1998. This increase is primarily due to the two new golf courses in San Jose, California, and Orlando, Florida, opening for play in the third quarter of 1999 and a new lease at the 10000 Ming office building in Bakersfield, California, coming on line.

     Commercial and other revenues increased $4.4 million to $43.6 million during the first nine months of 1999 compared to $39.1 million during the first nine months of 1998. This increase is primarily due to the two new golf courses and the 10000 Ming office building mentioned above as well as new leases in Atlanta, Georgia coming on line.

COST AND EXPENSES

     The cost of residential and other property sales as a percentage of residential property sales increased to 87% in the third quarter of 1999 from 81% in the third quarter of 1998. This increase is primarily due to the two land sales in the third quarter of 1998, which had a combined operating margin of 40%.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 114% during the third quarter of 1999 from 125% during the third quarter of 1998. This improvement is primarily due to increased resort revenue. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as resort revenues increase or decrease. Resort depreciation was $1.8 million during the third quarter of 1999 and 1998. The resort residential developments reported earnings of $542,000 in the third quarter of 1999 compared to a net loss of $326,000 in the third quarter of 1998. The increase is due to increased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 104% during the first nine months of 1999 from 107% during the first nine months of 1998. Resort depreciation was $5.6 million and $6.3 million during the first nine months of 1999 and 1998, respectively. The resort residential developments reported earnings of $680,000 in the first nine months of 1999 compared to earnings of $1.5 million in the first nine months of 1998. The decrease is due to product mix.

     The cost of commercial and other operations as a percentage of commercial and other revenues increased to 67% during the third quarter of 1999 from 63% during the third quarter of 1998. This increase is primarily due to start up costs associated with the two new golf courses in San Jose, California, and Orlando, Florida.

     The cost of commercial and other operations as a percentage of commercial and other revenues increased to 65% during the first nine months of 1999 from 63% during the first nine months of 1998. This increase is primarily due to start up costs associated with the two new golf courses in San Jose, California, and Orlando, Florida.

NET INCOME AND EARNINGS PER SHARE

     The Company's interest expense increased during the third quarter and during the nine months ended September 30, 1999, as compared to the prior year, primarily due to increased debt. The Company's borrowings and related interest incurred are summarized as follows:


                                                                    Quarter Ended                  Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  1999            1998            1999             1998
                                                                  ----            ----            ----             ----
(in thousands)
Total borrowings at month end                                   $ 278,552       $ 260,051       $ 278,552       $ 260,051
Total interest incurred                                         $   5,169       $   4,742       $  15,160       $  12,101
Less: interest capitalized into real estate developments
         and property and equipment under construction             (2,328)         (2,689)         (7,881)         (8,274)
                                                                ---------       ---------       ---------       ---------
Interest expense, net of capitalized interest                   $   2,841       $   2,053       $   7,279       $   3,827
                                                                ---------       ---------       ---------       ---------
                                                                ---------       ---------       ---------       ---------
Amortization in cost of residential and other
         property sales of interest previously capitalized      $     948       $   1,503       $   3,760       $   3,532
                                                                ---------       ---------       ---------       ---------
                                                                ---------       ---------       ---------       ---------

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME AND EARNINGS PER SHARE (CONTINUED)

     Interest and other income increased to $3.9 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998. This increase is primarily due to the sale of certain real property rights on the island of Oahu, Hawaii for $2.9 million.

     Interest and other income increased to $6.4 million in the first nine months of 1999 from $2.7 million in the first nine months of 1998. This increase is primarily due to the sale of certain real property rights on the island of Oahu, Hawaii for $2.9 million and the venture the Company entered into during the third quarter of 1998 with Horizon/Glen Outlet Centers Limited Partnership. This venture provided the Company equity earnings of $2.4 million in the first nine months of 1999 compared to $1.6 during the first nine months of 1998.

     The Company's effective income tax rate decreased to 30% in 1999 from 33% in 1998. The 30% effective tax rate in 1999 is primarily due to low-income housing tax credits.

     Third quarter net income increased to $4.1 million in 1999 from $4.0 million in the third quarter of 1998. Nine-month net income increased to $10.9 million in 1999 from $8.0 million during the first nine months of 1998. These increases are primarily due to the fluctuations noted above.

BACKLOG

     The Company's new orders and backlog for homes and homesites for 1999 compared to 1998 were as follows:



                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                  September 30,
                                                          --------------------           --------------------
                                                          1999            1998           1999            1998
                                                          ----            ----           ----            ----
BACKLOG HOMES
Units
Backlog at beginning of the period                           151             97             88             46
Add:  New Orders                                             104            105            371            331
Less:  Deliveries                                           (135)          (110)          (339)          (285)
                                                        --------       --------       --------       --------
         Backlog at end of the period                        120             92            120             92
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Dollars

Backlog at beginning of the period                      $ 39,548       $ 27,475       $ 25,143       $ 11,920
Add:  New Orders                                          26,020         26,967         99,251         87,973
Less:  Deliveries                                        (35,712)       (28,737)       (94,538)       (74,188)
                                                        --------       --------       --------       --------
         Backlog at end of the period                   $ 29,856       $ 25,705       $ 29,856       $ 25,705
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
MAINLAND BACKLOG - HOMESITES
Units

Backlog at beginning of the period                           647            635            594            405
Add:  New Orders                                             145             77            661            734
Less:  Deliveries                                           (172)          (222)          (635)          (649)
                                                        --------       --------       --------       --------
         Backlog at end of the period                        620            490            620            490
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Dollars

Backlog at beginning of the period                      $ 27,076       $ 27,282       $ 22,074       $ 19,964
Add:  New Orders                                           7,772          7,771         31,857         30,994
Less:  Deliveries                                         (8,400)       (14,126)       (27,483)       (30,031)
                                                        --------       --------       --------       --------
         Backlog at end of the period                   $ 26,448       $ 20,927       $ 26,448       $ 20,927
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

                              CASTLE & COOKE, INC

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG (CONTINUED)

     The homes backlog on the mainland was 32 homes and $5.7 million as compared to 11 homes and $1.8 million at September 30, 1998. These increases are primarily due to the introduction of The Greens at Seven Oaks, an adult active community within the Seven Oaks development in Bakersfield, California. The Company began taking reservations for this development in the second half of 1998.

     As of September 30, 1999, there are four sales contracts for townhomes at the Manele Bay and the Koele residential project on the island of Lanai, which have an aggregate sales value of approximately $3.7 million. This resort residential information is not included in the above table.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     On May 16, 1997, the Company's existing credit agreement with a syndicate of banks was amended and restated (the "Credit Agreement"). Pursuant to this Credit Agreement, the banks agreed to provide a three-year revolving credit facility of up to $250 million, based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). At September 30, 1999, the Borrowing Base allows the Company to borrow up to $250 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternative rate based upon a designated bank's prime rate or the federal funds rate. At September 30, 1999, total borrowings under the Credit Agreement were $215 million and the weighted average interest rate was 6.8%. On December 30, 1998, the Company entered into a $50 million long-term fixed rate financing arrangement with an insurance company. This debt, which has an interest rate of 6.73% and a 30-year amortization rate, matures on December 30, 2008. At September 30, 1999, the Company is in compliance with the various financial covenants of its loan agreements.

     The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with an interest rate of 7.4% at September 30, 1999. These agreements mature on October 1, 2002. Notional amounts do not represent cashflow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $475,000 and $200,000 of additional interest expense in the first nine months of 1999 and 1998, respectively, compared to what interest expense would have been had the debt remained at variable rates.

     In connection with its "Dutch Auction" self-tender offer, the Company repurchased 3,015,764 shares of the Company's common stock at a price of $19.25 per share on July 6, 1998. The total repurchase price of approximately $58 million was funded primarily from borrowings under the Credit Agreement.

     The Company currently intends to increase its current borrowing capacity by approximately $25 million to meet its short-term and long-term cash needs. To meet this increase, the Company is currently seeking an additional long-term fixed-rate term loan. There can be no assurance, however, that this or other additional loans will be obtained, or that the increased borrowing capacity, if obtained, will be sufficient. The Company may be required to seek additional capital from the sale of assets or from other sources.

     Residential development spending was $100.4 million in the first nine months of 1999. Spending during the first nine months of 1999 at the Mililani, Lalea and Royal Kunia residential developments on Oahu was approximately $34.1 million, $7.3 million and $10.3 million, respectively. Spending during the first nine months of 1999 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $18.7 million, $6.4 million and $3.8 million, respectively. In addition, the Company completed its acquisition of the Saddle Creek residential development, which is located in the Sierra Nevada foothills east of Stockton, California. Acquisition and development costs for this project totaled $5.7 million during the first nine months of 1999. In connection with the Saddle Creek acquisition, the Company assumed approximately $5.8 million in assessment district liabilities and a $2.2 million note payable, which matures in 2002.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Total resort capital spending was approximately $2.8 million for the first nine months of 1999. Developmental expenditures on the island of Lanai totaled $12.0 million during the first nine months of 1999.

     Capital expenditures at the commercial projects totaled $39.2 million during the first nine months of 1999. Commercial spending on the mainland included $4.1 million for the construction of the Coyote Creek Golf Course and clubhouse in San Jose, California; $2.2 million for construction of the 75,000 square foot One Riverwalk office building in Bakersfield, California; $4.7 million for tenant improvements at the 214,000 square foot 10000 Ming office building in Bakersfield, California; $7.3 million for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina; $3.3 million for a 15 acre commercial land purchase in Tempe, Arizona; and $6.1 million for construction of the Keene's Pointe Golf Course and clubhouse in Orlando, Florida. Commercial spending on the island of Oahu, Hawaii included $6.7 million for additions to the Town Center of Mililani and the Dole Cannery Square shopping and entertainment centers. At the Dole Cannery Square a movie theater was completed and opened in the third quarter of 1999 and a newly constructed Home Depot opened in September 1999. At the Town Center of Mililani a movie theater is currently under construction, which is expected to be completed in the fourth quarter of 1999.

     Cashflow used in investing activities increased $4.6 million during the first nine months of 1999 as compared to the corresponding period in 1998. The increase is primarily due to increased construction activity on the commercial developments.

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

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

     In conjunction with the inventory and assessment, the Company developed and implemented a remediation and response plan intended to remedy Y2K deficiencies and to address contingencies for unforeseen problems. In most cases, the Company replaced older software with new, upgraded software and systems that are Y2K compliant. The Company's major accounting systems are Y2K compliant.

     The Company is substantially complete in determining if its material suppliers and service providers, financial institutions and other third parties ("Providers") are Y2K compliant. Based on the information obtained from its Providers, the Company expects that most of these Providers are or will be Y2K compliant; however, the Company has no means of ensuring that the Providers will be Y2K compliant. The failure or inability of Providers to be Y2K compliant could have an adverse impact on the Company.

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

COSTS

     The amount spent by the Company as of September 30, 1999 to address the Y2K problem is approximately $608,000. Given the information available at this time, the Company currently anticipates the total cost (including past expenditures) to remediate the Y2K problem will not exceed $75,000. Although the timing of some of these expenditures may be accelerated by the Y2K problem, in most instances they will involve expenditures that would have occurred in the normal course of business.

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

RISKS AND CONTINGENCY PLANS

     The Company can not be certain, but currently expects that the most reasonably likely worst case Y2K scenarios for its operations could involve disruptions to its resorts and commercial operations. The Company is analyzing this issue and developing contingency plans to respond to these scenarios, as more information becomes available. The Company expects these contingency plans to be completed during the fourth quarter of 1999.

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

                                    PART II.
                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

     Exhibit
       No.
     -------

      27   Financial Data Schedule

     (b)   Reports on Form 8-K

           THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1999.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CASTLE & COOKE, INC.
                                                Registrant

Date: November 10, 1999               BY    /s/  Edward C. Roohan
                                         -----------------------------
                                                 Edward C. Roohan
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal financial and
                                                  accounting officer)