Form 10-K
period 1999-12-31
CASTLE & COOKE INC/HI/
filed 2000-03-31
CIK 1002506

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 1-14020

                              CASTLE & COOKE, INC.
             (Exact name of Registrant as Specified in Its Charter)

               HAWAII                                  77-0412800
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                            10900 WILSHIRE BOULEVARD
                          LOS ANGELES, CALIFORNIA 90024
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310) 208-3636
                             ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, No Par Value                  New York Stock Exchange
                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was approximately $153,799,341.

     The number of shares of Common Stock outstanding as of March 16, 2000 was 17,052,946.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

     Portions of the registrant's 2000 Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.



================================================================================

                              CASTLE & COOKE, INC.

                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


ITEM NUMBER
IN FORM 10-K                                                                                              PAGE
------------                                                                                              ----
                                     PART I

1.  Business..............................................................................................  1
2.  Properties.............................................................................................20
3.  Legal Proceedings......................................................................................25
4.  Submission of Matters to a Vote of Security Holders; Executive Officers of the Registrant..............25

                                     PART II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............................26
6.  Selected Financial Data................................................................................27
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................27
8.  Financial Statements and Supplementary Data............................................................27
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................27

                                    PART III

10. Directors and Executive Officers of the Registrant.....................................................27
11. Executive Compensation.................................................................................27
12. Security Ownership of Certain Beneficial Owners and Management.........................................27
13. Certain Relationships and Related Transactions.........................................................27

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................28
     (a) 1.   Financial Statements.........................................................................28
         2.   Financial Statement Schedules................................................................28
         3.   Exhibits.....................................................................................28
     (b) Reports on Form 8-K...............................................................................29

SIGNATURES.................................................................................................30

FINANCIAL STATEMENT SCHEDULES.............................................................................F-1

                                    PART I
ITEM 1. BUSINESS

GENERAL

     Castle & Cooke, Inc. (the "Company" or "Castle") was incorporated in Hawaii on October 10, 1995, to be the successor to the real estate and resort business of Dole Food Company, Inc. ("Dole"). Effective December 28, 1995 (the "Distribution Date"), Dole transferred its real estate and resort businesses to Castle and distributed to Dole shareholders one share of Castle common stock for every three shares of Dole common stock. This transaction is referred to herein as the "Distribution". As used herein, the terms "Company" or "Castle" refer to the real estate and resort businesses of Dole when used with reference to time periods prior to the Distribution Date, and to Castle and its consolidated subsidiaries and controlled joint ventures when used with respect to time periods on or after the Distribution Date.

     The Company is engaged in three principal businesses: residential real estate, resorts and commercial real estate. Castle conducts residential real estate development operations in Hawaii on the island of Oahu, and in Bakersfield, California; Sierra Vista, Arizona; Orlando, Florida and Copperopolis, California. Castle's resort operations are located in Hawaii on the island of Lana'i and include two luxury resort hotels, The Lodge at Koele and The Manele Bay Hotel, two golf courses, and luxury vacation home developments associated with the resort hotels. It develops commercial properties in Bakersfield and San Jose, California; Raleigh, North Carolina; Atlanta, Georgia; Phoenix and Sierra Vista, Arizona; Orlando, Florida and Oahu, Hawaii. Castle also owns and manages office buildings, shopping centers and other commercial properties in California, Hawaii, Arizona, North Carolina and Georgia. The Company occasionally divests itself of property which either does not meet its business needs or can be sold at an advantageous price due to market conditions.

     The Company's residential real estate, resorts and commercial real estate businesses are described in more detail below. In 1999 and Castle's two preceding fiscal years, Castle had no foreign operations or export sales. For detailed financial information with respect to the Company's business and operations including amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments and to domestic operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II herein.

     Statements herein that are not historical facts are "forward-looking statements." Forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results that may be expressed or implied by such statements. These risks and uncertainties include, but are not limited to, such things as product demand, the Company's lack of experience in operating in markets outside of its current markets, the effect of economic conditions and geographic concentration, the impact of competitive products and pricing, the cost of materials and labor, governmental regulations and the need for governmental approvals, interest rates and other risks inherent in the real estate business. These and other factors can affect the Company's financial results and operations, and can cause them to differ from current expectations and plans.

RESIDENTIAL REAL ESTATE

     Castle is one of the largest developers and builders of single-family and multi-family homes on the island of Oahu in the State of Hawaii, and one of the largest developers of residential real estate in Bakersfield, California and Sierra Vista, Arizona. It began development of a master planned community of single-family homes in Orlando, Florida in December 1997, which includes a golf course and clubhouse that opened in the third quarter of 1999. In Orlando, the Company is selling finished homesites to local and national builders. Additionally, Castle is developing a community of single-family and multi-family homes and homesites adjacent to a golf course owned by the Company called Saddle Creek in Copperopolis, California which is approximately 30 miles north of San Jose. Castle's residential real estate operations on Oahu include the development, construction and marketing of single-family and multi-family detached and attached homes within master-planned residential communities developed by Castle and on other parcels of land, which have been acquired and developed by Castle. In Bakersfield, which is located approximately 100 miles north of Los Angeles, Castle primarily subdivides and develops residential communities and sells finished homesites to national and local homebuilders. While Castle has focused on the sale of homesites to national and local homebuilders, it also engages in limited homebuilding on its properties in Bakersfield, including building single-family homes for the active adult market. In addition, Castle is developing and selling homesites in Sierra Vista, Arizona, which is located approximately 70 miles southwest of Tucson.

     Castle owns large parcels of entitled and unentitled land intended for residential development in the Oahu and Sierra Vista markets. Castle's land in Orlando, Copperopolis and Bakersfield is entitled. "Entitled" land is land that has received all necessary land use and zoning approvals for development from the appropriate state, county and local governments, except for any required plat maps, subdivision approvals, grading and building permits and other secondary approvals. "Unentitled" land is land that has not received all required approvals.

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

HAWAII'S "AFFORDABLE" HOUSING PROGRAM

     In prior years, governmental agencies in Hawaii implemented various formal and informal policies at both the state and local levels in an effort to increase the supply of low-income and moderate-income housing. As a condition to classifying land for urban development, the Hawaii State Land Use Commission ("LUC") and the County Councils for each county in Hawaii imposed, most often at the time of entitlement proceedings before those bodies, requirements, on a project-by-project basis, for the provision by residential developers of "affordable" housing. Generally, the State of Hawaii had required developers of residential projects to offer for sale to eligible buyers a portion (50% to 60% prior to 1996) of the total number of units in the project at prices affordable to buyers with incomes between 80% and 140% of median local income as determined by the United States Department of Housing and Urban Development ("HUD"). Counties supported this policy and normally required that a portion of the "affordable" units (generally 10% to 30% of the total number of units) be affordable to families with incomes between 80% and 120% of the HUD median local income. To ensure that homes sold pursuant to "affordable" housing requirements remain "affordable" to other eligible buyers and to prevent speculation, state and local governments have sometimes imposed transfer restrictions on purchasers of "affordable" homes.

     Prior to 1996, the LUC required that 50% of the homes sold in the Company's Mililani Mauka development be affordable to families with incomes between 80% and 140% of the HUD median local income. Within this 50% requirement, the City and County of Honolulu required that at least 10% of the homes be affordable to families with incomes not more than 80% of the HUD median local income. In 1996, the State of Hawaii, through the Governor's Office, initiated a change in its affordable housing policies by assigning the implementation and enforcement of such policies to the Counties. Based on this new policy, the Company sought and was granted an amendment to the affordable housing requirements that were imposed by the LUC on its Mililani Mauka Phase I and Phase II projects. The earlier LUC requirement that 30% of the homes be affordable to buyers earning between 80% and 120% of HUD median local income, and the requirement that 20% of the homes be affordable to buyers earning between 120% and 140% of the HUD median local income were replaced with a requirement that the Company satisfy the affordable housing requirements imposed by the City and County of Honolulu. Accordingly, for Mililani Mauka Phase I and Phase II-B, 10% of the units must be priced to be affordable to families with incomes of not more than 80% of the HUD median local income and 20% of the units must be priced to be affordable to families with incomes between 80% and 120% of HUD median local income. For Mililani Mauka Phase II-A, 10% of the units would be priced to be affordable to families with incomes of not more than 80% of the HUD median local income and 40% of the units would be priced to be affordable to families with incomes between 80% and 140% of HUD median local income.

     The determination of whether a home is "affordable" is based on an assessment of whether a purchaser is able to satisfy certain specified mortgage criteria. For example, the 1999 HUD median local income for a family of four in the City and County of Honolulu (Oahu) was $60,400. Therefore, in an affordable project in Mililani Mauka, allocating one-third of monthly income for housing, and assuming a customer trust fund amount for insurance, real property tax and maintenance of $195 per month, a 10% down payment, a 30-year loan and an annual interest rate of 7.5%, a 2 bedroom home priced at approximately $186,000 would be "affordable" for a family earning 80% of HUD median local income and a home priced at approximately $351,000 would be "affordable" for a family earning 140% of HUD median local income.

     Notwithstanding the conditions and guidelines described above, in August, 1999, the City Council of the City and County of Honolulu, effected Ordinance No. 99-51 which amended affordable housing conditions contained in unilateral agreements. The Ordinance established that affordable housing units subject to the conditions may be sold to the general public free from any conditions relating to (i) buyer eligibility, including but not limited to household income limits; or (ii) restrictions on transfer of the units, including but not limited to first options by the City to purchase, or obligations to pay to the City a share of any appreciation in the value of the unit on resale. The amendment will be repealed two years after the date of its approval unless otherwise extended by City Council following a recommendation by the City administration.

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

     In Mililani Makai, the first section of the community to be developed, Castle sold approximately 9,300 units on approximately 2,300 acres of land. In Mililani Mauka, the section of Mililani Town currently undergoing development, Castle currently plans to develop approximately 6,100 units on approximately 1,200 acres. The necessary land use and zoning approvals for these units have been received, roadways are being built and utilities are being installed in each subdivision, and sales of approximately 3,606 (including 360 units built and sold by a third party) of the 6,100 units currently planned have closed through December 31, 1999. Castle's market-priced homes in the first phase of Mililani Mauka range in size from approximately 800 to 2,700 square feet of living area and in price from approximately $260,000 to over $470,000. Castle has designed Mililani Mauka to allow it to build to suit market conditions by developing moderately priced and higher-priced homes. Based upon 1999 HUD median local income, "affordable" homes in Mililani Mauka are currently priced from approximately $120,000 to $440,000.

     ROYAL KUNIA is an approximately 270-acre master-planned community being built in central Oahu, approximately 19 miles west of downtown Honolulu. The undeveloped residential areas of Royal Kunia were purchased in August 1992 as entitled but unimproved land by a limited partnership, 50% of which is held by Company subsidiaries and in which a wholly-owned subsidiary of Castle is the sole general partner. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The current master plan provides for 1,692 units at Royal Kunia, including 972 market-priced units and 720 "affordable" units. The price of the market-priced single-family homes (between approximately 800 and 2,000 square feet of living area) ranges from approximately $220,000 to $350,000. Based upon 1999 HUD median local income, "affordable" housing is currently priced from approximately $200,000 to $235,000. Sales of 783 units had closed through December 31, 1999. In the fourth quarter of 1998, Castle filed suit against the 50% limited partner seeking to recover the limited partner's share of certain expenditures made by the partnership. The lawsuit was settled and dismissed prior to trial in November 1999 on terms which the Company believes are beneficial.

     LALEA AT HAWAII KAI is a low-rise condominium development that contains approximately 290 units in the community of Hawaii Kai in East Oahu. Located on approximately 22 acres of land, all units are market priced and range in price from approximately $220,000 to $320,000. Closings commenced in the third quarter of 1996, and 274 units had closed through December 31, 1999.

     NA PU'U NANI AT WAIKOLOA is a proposed residential development on the island of Hawaii which forms a part of Waikoloa Village. Na Pu'u Nani is held by a joint venture in which a wholly-owned subsidiary of Castle is the managing general partner and holds a 30% interest. The joint venture acquired the property in 1990. In September 1993, the joint venture filed suit against the party from whom the property was purchased. The parties settled this litigation in January 1996, prior to trial, under terms that the Company believes will be beneficial upon development of the project. The property remains undeveloped and this project is currently inactive, pending improved market conditions.

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

     The following table sets forth the dollar amount of backlog orders for Castle's residential projects on Oahu in Hawaii as of December 31, 1999 and as of December 31, 1998.


                                                              OAHU
                                                         BACKLOG - HOMES
                                                   (DOLLARS ARE IN THOUSANDS)

                                                                          1999               1998
                                                                   --------------       -------------
         Backlog at beginning of year............................  $       21,091       $      11,920
         New  orders.............................................         108,204             119,498
         Deliveries..............................................        (120,962)           (110,327)
                                                                   ---------------      --------------
         Backlog at end of year..................................  $        8,333       $      21,091
                                                                   ===============      =============

  THE HAWAII ECONOMY AND HOUSING MARKET

     The Hawaii economy, which has been in decline for several years, did show signs of improvement during 1999. The Hawaii economy is strongly influenced by tourism. Tourism (as measured by total visitor count) peaked in 1990 at approximately 7 million, and declined to approximately 6.1 million in 1993. It experienced some recovery until late 1996, when it began to decline again. In 1997, total visitor count to Hawaii experienced a modest 0.7% increase over 1996. In 1998, the Asian financial crisis began to be felt and tourism and total visitor count decreased by approximately 1.9% when compared to 1997. In 1999, the State saw a modest increase in visitor count of 1.6%, as compared with 1998. Hawaii experienced a loss of non-agricultural wage and salary jobs in 1999, and Hawaii's 1999 average monthly unemployment rate of 5.6% exceeded the national average of 4.2%. The Asian financial crisis may continue to have an adverse effect on the Hawaii economy, including tourism, and may prolong Hawaii's recession. No assurance can be given that Hawaii will experience economic growth in the future. A continuing economic downturn would have a material adverse effect on Castle's financial condition and results of operations. The Hawaii economy is also subject to risks associated with its weather. Heavy rainfall, hurricanes and other natural disasters could impact the local economy and Castle's operations.

     The median resale price of a single-family home on Oahu decreased by approximately 8% in 1997, decreased by approximately 3% in 1998 and increased by approximately 2% in 1999. The number of re-sales of single-family homes on Oahu during 1997, as compared to 1996, increased by approximately 16%; during 1998, as compared to 1997, the number of such re-sales increased by approximately 23%; during 1999, as compared to 1998, the number of such re-sales increased by approximately 14%.

  MAINLAND COMMUNITIES

 GENERAL

     Castle's U.S. Mainland communities are located in California, Arizona and Florida. Castle's active residential developments in California are in Bakersfield, the county seat of Kern County, located in the southern part of California's central (San Joaquin) valley and in Calaveras County, located in the "Gold Country" of northern California. Castle's Bakersfield developments are located in the southwest part of the city in the vicinity of the California State University at Bakersfield. In Bakersfield, Castle primarily subdivides and develops its landholdings into developable parcels and planned residential communities designed to meet demand for housing in each market segment. This includes homesites for single family homes in price ranges from entry level to luxury homes, including pre-designed as well as custom plans. Castle also engages in homebuilding in its Bakersfield developments. Castle's development in Calaveras County was purchased in April 1999, and includes 866 acres of residential lands including an 18 hole golf course. Castle primarily subdivides and develops its land holdings into developable parcels, and sells finished homesites to homebuilders as well as build on some parcels for sale to homebuyers.

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

DEVELOPMENTS

     SEVEN OAKS is a master-planned community on approximately 1,700 acres and is the premier residential development in Bakersfield. Seven Oaks surrounds the Seven Oaks Country Club and Golf Course, which was developed by Castle and eventually will be contributed to a nonprofit mutual benefit corporation. Castle has the exclusive right to sell memberships in the Seven Oaks Country Club and is obligated to fund the net operating losses and receives the excess cash flow of the country club through a transfer date which can be, at Castle's election, no earlier than the time at which the Club has a specified number of active golf memberships and no later than a specified date. In 1998, Castle decided to add nine additional golf holes to the golf course, which resulted in an extension of the transfer date to no later than October 31, 2007. As of December 31, 1999, 319 such memberships had been sold. In January 1999, an additional 5 year extension to October 31, 2012, was approved by the membership of Seven Oaks Country Club. Development of the community is being completed in phases, based on market demand. Castle has developed neighborhoods offering homesites for "move-up" to luxury homes in eight price ranges. Homesite prices in Seven Oaks range from approximately $26,000 to $300,000. During 1999, 209 homesites and 64 homes were sold. Approximately 1,757 homesites remain to be developed on approximately 1079 acres. Castle also engages in homebuilding in this community, mainly single-family homes for the active adult market.

     SILVER CREEK is a master-planned community encompassing approximately 600 acres in Bakersfield. Castle offers homesites at three price levels. Castle's homesites are currently priced between approximately $16,000 and $22,000. Approximately 260 homesites remain to be developed on approximately 128 acres.

     BRIMHALL, a residential community in Bakersfield comprised of approximately 1,232 acres, is planned to attract entry-level and move-up homebuyers. The prices of single-family homesites in the current phases in Brimhall range from approximately $19,000 to $80,000. Approximately 295 homesites remain to be developed on approximately 167 acres. In addition, approximately 236 acres are currently being planned in the Brimhall community for an additional approximately 569 homesites.

     Other Bakersfield residential projects include MISSION OAKS, CAMPUS PARK, and RENFRO single-family developments (comprising approximately 797 single-family lots in total), and the MING & GOSFORD multi-family development.

     SIERRA VISTA is near Sierra Vista, Arizona, in Cochise County in the southeast portion of Arizona about 70 miles from Tucson. Sierra Vista contains single-family homesites developed by Castle for sale to builders and individuals. The homesites in Sierra Vista are currently priced from approximately $14,000 to $65,000. Approximately 1003 homesites remain to be developed on the approximately 1007 entitled acres. The Company also owns approximately 2680 unentitled acres at Sierra Vista. WINTERHAVEN, a gated active adult community begun in 1997, is located adjacent to the Pueblo del Sol Country Club. Homesite prices currently range from approximately $18,000 to $65,000 with 953 lots remaining as of December 31, 1999. Other Sierra Vista communities of Castle include one acre homesites in Mountain Shadows, Mountain Ridge with 7,500 square foot homesites, and Chaparral Village with 4,500 square foot homesites. In total, 50 homesites remained in these villages as of December 31, 1999. During 1999, a Recreational Vehicle Park was constructed on approximately 25 acres of Castle property in Sierra Vista. This park includes a total of 135 overnight RV rental spaces and approximately 124 lots for park models.

     KEENE'S POINTE in Orlando consists of approximately 946 acres and 1,050 homesites, including the approximately 240 acre Jack Nicklaus designed signature golf course that opened in 1999. Keene's Pointe is being developed by a partnership ("Keene's Pointe Partnership") formed by Castle and Golden Bear International, Inc. ("GBI"), a company wholly-owned by professional golfer, Jack Nicklaus. Castle is the managing general partner and GBI is the limited partner. The venture was restructured in 1998 to eliminate GBI's obligation to provide the partnership with a right of first refusal on opportunities for new projects, and to eliminate the Company's funding obligation for new projects. In 1996, the Keene's Pointe Partnership entered into the contract to acquire property for its Keene's Pointe community. The property, under this contract, comprises approximately 866 developable acres in the town of Windermere adjacent to the Disney Preserve, and can be purchased on a parcel by parcel basis over a 10-year period. The first purchase under this contract was in December 1997, and consisted of approximately 240 acres for the 18-hole golf course and clubhouse and an additional 206 acres for approximately 361 lots. Two additional purchases under the 1996 contract occurred in 1998 consisting of a total of approximately 100 acres proposed for approximately 181 lots. An additional 80 acres, located adjacent to the Keene's Pointe project, and proposed to be developed as an additional 145 lots, were purchased by the partnership in January 1998 under a different purchase agreement. Purchase of the property and development of Keene's Pointe is planned to occur in phases, based on market demand. Castle develops and sells homesites for "semi-custom" to luxury homes to homebuilders at Keene's Pointe. Homesites are currently priced between approximately $50,000 and $550,000. Approximately 765 homesites remain to be developed on approximately 603 acres.

     SADDLE CREEK in Copperopolis, California was purchased in April 1999 and consists of approximately 866 acres, including an 18-hole Morrish & Associates designed golf course that opened in 1996. Castle develops and sells homesites and homes for lodge bungalows to luxury homes. Homesites are currently priced from $50,000 to $250,000. Six homesites have been developed of approximately 1,075 homesites and homes that are proposed to be developed on approximately 692 acres. As of December 31, 1999, approximately 1,069 homesites and homes remain to be developed. The Saddle Creek Golf Club is owned by a partnership (Saddle Creek Golf Limited Partnership) formed by Castle and Cloudburst Golf Partners, L.P. Castle is the general partner and is responsible to construct and contribute an approximately 12,000 square foot clubhouse. Cloudburst is the limited partner.

SALES AND MARKETING

     In California, Arizona and Florida, Castle markets its developments through a combination of local newspapers, magazines, radio and outdoor advertising, promotional literature, and sales meetings conducted for both individual homebuyers and residential brokers and builders. Castle also maintains sales centers in Bakersfield, Saddle Creek, Sierra Vista and Keene's Pointe to display available homesites to prospective builders and individual buyers. In California, Florida and Arizona, Castle occasionally uses outside brokers in marketing its properties. Castle sells its finished homesites in California, Arizona and Florida to homebuilders. Castle also sells options in Bakersfield, Sierra Vista and at Keene's Pointe to homebuilders to acquire a number of available homesites, and it has been Castle's experience that nearly all of the options granted pursuant to the agreements have been exercised in full. These options typically require a non-refundable deposit of 10% of the aggregate purchase price of the homesites. Contracts for homesites sold by Castle provide for Castle's approval of home design and construction and the lots are subject to architectural control covenants.

     From time to time, Castle provides financing to buyers of its California and Arizona homesites by taking promissory notes instead of cash for a portion of the sales price of the properties it sells. Down payments on these transactions have averaged between 20% to 25%.

  ORDER INVENTORY AND BACKLOG

     Castle's inventory of developed homesites in California, Arizona and Florida varies according to the stage of development at each of the communities. It is currently the policy of Castle to limit its inventory of completed but unsold homesites in Bakersfield and Sierra Vista to approximately one year (or less) of anticipated demand. It has been Castle's experience that nearly all of the options granted to homebuilders have been exercised in full.

     The following table sets forth the dollar amount of backlog orders for Castle's homesite development in California, Arizona and Florida as of December 31, 1999 and as of December 31, 1998.

                                                      MAINLAND COMMUNITIES
                                                       BACKLOG - HOMESITES
                                                   (DOLLARS ARE IN THOUSANDS)

                                                                      1999              1998
                                                                   -----------      -----------
         Backlog at beginning of year............................  $   22,074       $   19,964
         New  orders.............................................      49,487           44,269
         Deliveries..............................................     (40,443)         (42,159)
                                                                   -----------      -----------
         Backlog at end of year..................................  $   31,118       $   22,074
                                                                   ===========      ===========

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

     The following table sets forth the dollar amount of backlog orders for Castle's homes in Bakersfield as of December 31, 1999 and as of December 31, 1998.

                                                           BAKERSFIELD
                                                         BACKLOG - HOMES
                                                   (DOLLARS ARE IN THOUSANDS)

                                                                      1999              1998
                                                                   -----------      -----------
         Backlog at beginning of year............................  $    4,052       $        -
         New  orders.............................................      13,807            5,715
         Deliveries..............................................     (14,032)          (1,663)
                                                                   -----------      -----------
         Backlog at end of year..................................  $    3,827       $    4,052
                                                                   ===========      ===========

  THE BAKERSFIELD ECONOMY AND HOUSING MARKET

     A majority of Castle's residential developments on the mainland are located in Bakersfield, the county seat of Kern County. Kern County's population was approximately 640,000 persons, comprising approximately 211,770 households in 1999. Bakersfield is one of the most affordable cities in California (based on a November, 1996 survey by the National Association of Homebuilders). The population of metropolitan Bakersfield increased from approximately 329,000 in 1990 to approximately 390,000 in 1999, an average annual growth rate of 2.1% versus 1.5% for California as a whole. The median resale price of a single-family home in Bakersfield is expected to increase by approximately 8.3% in 1999.

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

  THE ORLANDO, COPPEROPOLIS AND SIERRA VISTA ECONOMIES AND HOUSING MARKET

     The Keene's Pointe project is located in Orange County, Florida, in the town of Windermere adjacent to the Disney Preserve. In 1999 the median price of a single-family home in Orlando was approximately $99,500, the city's job growth rate was approximately 2.1% and its unemployment rate was approximately 4.1%. Keene's Pointe is located approximately 30 miles from Orlando. Metropolitan Orlando added 17,800 jobs in 1999 and is one of the fastest growing regions in the nation. Tourism is Florida's largest industry, and the Orlando area includes such major theme parks as Disney World, Universal Studios and Sea World.

     Saddle Creek, located in Copperopolis, California, is located east of the San Francisco Bay Area, and draws from the Alameda, Calaveras, Contra Costa, San Joaquin, San Mateo, Santa Clara, and Stanislaus counties. This market has a population of approximately 5.8 million people and is the target market for buyers of Castle's vacation homes and homesites at Saddle Creek. The median price of a single-family home was approximately $255,000, with unemployment at approximately 4.9%.

     Sierra Vista, Arizona has a population of approximately 40,500, and Cochise County, Arizona has a population of approximately 125,800. For Sierra Vista, the 1999 median price of a single-family home was approximately $96,500, the city experienced a negative job growth rate of approximately (.3%) and its unemployment rate was approximately 4.2%.

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

     Castle prepares the plans for each master-planned community providing for infrastructure, neighborhoods, commercial and industrial areas, educational and other public facilities as well as open space. Once preliminary plans have been prepared, Castle must obtain numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," before it can commence development and construction of a project. In Hawaii, California and Arizona obtaining the necessary entitlements for large residential developments and master-planned communities is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays.

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

     Castle owns unentitled land in Los Angeles County and Santa Clara County, California. Castle also owns unentitled land at its Sierra Vista development in Arizona. While the requirements vary in each location, and while the amount of time it takes to obtain entitlements is generally shorter in Arizona than in California, the entitlement process for transforming such land into a developable parcel or a master-planned community includes such things as annexation proceedings involving the local municipalities, regulatory approvals relating to such matters as permitted land uses and levels of density, the installation of utilities and waste disposal services, and the dedication of acreage for open space, parks, schools, and other community purposes. In addition, upon receipt of a building permit for a finished homesite, homebuilders are required in California to pay impact fees based on governmental assessment of the effects of their projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality of the communities.

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

RESORTS

     The island of Lana'i consists of approximately 90,500 acres and is the sixth largest of the Hawaiian Islands. The Company owns approximately 88,000 acres or 98% of the island. On Lana'i, Castle owns and operates two luxury resorts, with two championship golf courses and is also developing two luxury vacation home projects. For the purposes of this discussion, the activities of Castle on Lana'i will be divided into three areas: Resorts, Resort Developments and Other Businesses on Lana'i.

RESORTS

     The Company owns and operates two luxury resorts, the Lodge at Koele and the Manele Bay Hotel, on Lana'i. The Company is responsible for all phases of lodging operations, including the hiring, training and supervision of all of the managers and employees necessary for the operation of the facilities, and the marketing and maintenance of the properties.

     THE LODGE AT KOELE, a 102-room luxury hotel situated in the wooded highlands of the island, opened in mid-1990. This resort hotel includes tennis facilities, stables and a riding facility, an executive putting course, a fitness center, two restaurants, a retail shop and award-winning gardens. There is also a championship 18-hole golf course, the Experience at Koele, designed by Greg Norman and course architect Ted Robinson, with a clubhouse, a retail shop and restaurant. In 1996, the Lana'i Pines Sporting Clays facility was opened, featuring skeet, trap, compact sporting and a 14 station clays course catering to upscale shooters. In 1999, Lana'i Pines Sporting Clays added a 12 target archery range. The resort, golf course and restaurants have received numerous awards. In 1999, for the third consecutive year, the Koele resort made Conde Nast Traveler's Gold List and was also rated #1 in Hawaii and #10 in the world in overall rankings. It ranked #4 in the world in overall rankings in Conde Nast Traveler Reader's Choice Poll for the "50 Best Gold Resorts".

     THE MANELE BAY HOTEL, a 249-room luxury oceanfront resort, was opened in 1991. The Manele Bay complex includes a 12,000 square foot conference center, a spa facility, tennis center and pro shop, three restaurants, a retail shop and a salon. The resort also features an 18-hole championship golf course, the Challenge at Manele, designed by Jack Nicklaus, and a clubhouse with a pro shop and restaurant. The Manele Bay Hotel, restaurants and golf course have been recognized with numerous awards. In the 1999 Conde Nast Traveler's Gold List of "Best Places to Stay in the Whole World", the Manele Bay Hotel was ranked #8 in Hawaii and 38th in the world. It was also voted the third best golf resort in the world by Conde Nast readers and ranked #4 in Hawaii in the Travel & Leisure "World's Best Service" Survey."

     The following table sets forth combined operating statistics for the two hotels for fiscal years 1996 through 1999:

                                                                               1999    1998   1997       1996
                                                                               ----    ----   ----       ----
Average daily room rate...................................................     $293    $286    $280     $266
Occupancy rate............................................................      68%     67%     67%      62%
Room revenue per available room (daily)...................................     $198    $191    $187     $166

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

     Tourism to Hawaii is affected by a number of variables, including, among others, general economic conditions, exchange rates, competition from other destinations, and the cost and availability of airline transportation. Lana'i is particularly vulnerable to changes in air service, which can be affected by adverse weather conditions. Many of these factors have had a negative effect on Hawaii tourism over the last several years, causing a decline in visitor arrivals from 1991 to 1994. Tourism (measured in terms of total visitor arrivals) improved in 1995, although the benefit of such improvement was felt primarily in Oahu and not on the neighbor islands, including Lana'i. In 1996, tourism was essentially flat, with the decline in mainland visitors offset by an increase in visitors from Japan. In 1997, tourism declined slightly overall with a decrease in Japanese business, due to a weak economy and an unfavorable exchange rate, only partially offset by an increase in arrivals from the mainland United States. In 1998 total visitor arrivals declined by approximately 1.9%, with a drop of more than 10% in arrivals from Japan and other Asian countries resulting from, at least in part, the Asian economic crisis. In 1998, statewide occupancy levels fell below 1997 levels in 11 of the 12 months. In 1999, total statewide occupancy was up 2% over 1998. This improvement was due to Westbound travel increasing by 6.6% and being partially offset by a decrease in Eastbound travel of 5.4%.

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

     The Villas at Koele are multi-family units, overlooking the Experience at Koele golf course. There are six floor plans ranging in size from approximately 1,360 square feet to approximately 2,660 square feet, with sales prices ranging from approximately $500,000 to $1,000,000. A sales center with six furnished model homes and sales office opened in December 1994, and construction on the first phase of 20 units commenced in March 1995. Pre-sales for the Villas at the Koele Project commenced in December 1994. As of December 31, 1999, there were eleven closings of sales of Villas townhomes (four in 1999, one in 1998, four in 1996 and two in 1995), three unsold completed units available for sale, and four units under construction.

     Luxury single-family homes at Koele are sold as a custom house and lot package, where the buyer selects a lot and house design and the Company constructs the house. Single-family homesites are also sold with the owner having a choice of builder. Completed house and lot packages range in price from approximately $800,000 to $2,500,000. Homesites range in price from approximately $325,000 to $850,000. As of December 31, 1999, there had been four closings of homes at Puulani Ridge and one closing of a single-family homesite.

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

     THE MANELE BAY PROJECT. The Manele Bay Project is located on approximately 868 acres on the southern coast of Lana'i. The property is currently zoned for hotel, golf course, commercial, residential, park and open space uses. The Manele Bay Hotel and The Challenge at Manele golf course form the centerpiece of the development.

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

     The Company began construction of the first 26 multi-family units and began accepting contracts and/or reservations in December of 1996. These multi-family units, called The Terraces at Manele Bay, have five floor plans ranging in size from approximately 1,560 square feet to approximately 3,200 square feet. They are currently priced from approximately $800,000 to $2.1 million. As of December 31, 1999, 19 Terrace units, including four models, had been completed. In 1999, construction began on the second phase of the Terrace project, which will consist of an additional 27 multi-family units. The single-family lots at Manele are currently priced from approximately $650,000 to approximately $3.2 million. The development and sale of the residential property at the Manele Bay Project is expected to occur over a twenty-year period. As of December 31, 1999, there were three closings of single-family homesites and eighteen closings of Terrace units (eleven in 1999 and seven in 1998). As of March 1, 2000, there were sales contracts for five Terrace units and three homesites with closings expected to occur throughout 2000.

OTHER BUSINESSES ON LANA'I

     The Company is involved in a number of other businesses on Lana'i, including a residential redevelopment project and the operation of commercial properties and various support services.

     LANA'I CITY RESIDENTIAL REAL ESTATE PROJECT. The Company has a residential redevelopment project within Lana'i City that includes up to approximately 250 single family homes that are planned to be sold. This project involves the demolition of old plantation homes and rebuilding on the lots new single family homes mirroring the plantation style architecture. The single family plantation style homes are proposed to range in size from approximately 780 square feet to 1,344 square feet with prices ranging from approximately $115,000 to $260,000. In connection with obtaining County approvals for this project, Castle agreed to an affordable housing program to include 195 affordable housing and/or rental units. As of December 31, 1999, there were 37 plantation style homes that had been completed, 26 sales had closed and 5 were under contract for sale.

     Castle also plans to develop, build and manage approximately 164 multi-family units for rental to employees of Castle and other residents of Lana'i. Of these, 40 quad units have been completed and are available for rentals. An additional 24 elderly housing units were completed in 1999. These are available for rental and are managed by Hale Mahaolu, Inc., a non-profit agency unaffiliated with the Company.

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

COMMERCIAL REAL ESTATE

HAWAII PROPERTIES

     On the island of Oahu, Castle is the developer and manager of the Mililani Technology Park, the Iwilei Cannery Development, the Town Center of Mililani and the Dole Plantation. In the case of the Mililani Technology Park and the Dole Plantation, Castle utilized undeveloped Company land and processed the property through the entire range of development, including entitlements and permits, planning, design, construction of site infrastructure, and construction and management of building improvements. The Town Center of Mililani is an integral part of the Mililani master-planned community and its development has been timed with the growth of the surrounding community. The Iwilei Cannery Development is an on-going conversion of a former pineapple cannery into an office-retail-entertainment commercial center. The following paragraphs describe each of the properties in more detail.

     MILILANI TECHNOLOGY PARK is a high technology/business park approximately two miles from Mililani Town and has approximately 226 acres remaining for development. The park is planned to be an employment center for Central Oahu and Oahu's North Shore. The zoning for Mililani Technology Park requires that no less than 45% of the initial acreage be sold or ground leased to high technology companies. Phase One of the Mililani Technology Park, with approximately 90 acres remaining, has received all necessary entitlements. Subdivision improvements for all but approximately 28 acres of Phase One are in place. Of the 100 acres in Phase One, 50 acres have been sold. As of December 31, 1999, 4 developed lots in Phase One, totaling approximately 19 acres, were being marketed for sale, with an additional 28 undeveloped acres remaining in this Phase. Phase Two, consisting of approximately 136 acres, has been classified as Urban by the Hawaii State Land Use Commission. The City approved the Development Plan amendment for Phase Two in December 1995. The zoning application will be submitted for City approval when market conditions warrant. Major development work is required in Phase Two, including subdivision improvements, construction of a one million-gallon off-site water reservoir and adding capacity to off-site sewer lines. There are two buildings owned by Castle in the park: the 29,000 square foot Verifone Building, and the 21,000 square foot multi-tenant office building known as the Leilehua Building. Castle leases the Leilehua Building land from a third party. As of December 31, 1999, the Leilehua Building was 89% leased, with a monthly weighted average rent of $1.65 per square foot. Verifone was acquired by Hewlett-Packard in 1998. In November 1997, Verifone downsized to approximately 8,110 square feet of the Verifone Building. In the first quarter of 1999, Castle relocated its Oahu headquarters to the second floor of the Verifone Building from the Castle & Cooke Building at the Iwilei Cannery Development, occupying approximately 16,160 square feet. The remaining 4,700 square feet are available for lease to a third party.

     IWILEI CANNERY DEVELOPMENT. This property, previously used by Dole for its Hawaii pineapple cannery operations, consists of approximately 42 acres (after completion of in process roadway dedication) and is located approximately 10 minutes driving time to downtown Honolulu, 10-15 minutes driving time to the Honolulu International Airport, and 15-20 minutes driving time to Waikiki. The property is in various stages of development. The current operating properties within the Iwilei development include a single-tenant building (925 Dillingham), a multi-tenant building (801 Dillingham), and a multi-tenant office and retail center (the Dole Center). The 925 and 801 Dillingham buildings include 55,000 square feet and 46,000 square feet, respectively, of rentable office space. The Dole Center consists of multi-tenant office space (Dole Office Building and Castle & Cooke Building), a retail center (the Shops at Dole Cannery), a 1,200-stall parking structure, which, along with the 748-stall surface parking lot, serves the entire Dole Center. The Shops at Dole Cannery consists of approximately 200,000 rentable square feet of retail space, 48,000 square foot banquet facilities (Dole Visitor Center) and the 18-screen Signature Theaters (80,000 square feet) that opened in May 1999. Signature Theaters, a chain theater operator headquartered in Northern California, signed a long-term lease for what was formerly the Dole Can Plant. This 80,000 square foot, 18-screen multi-plex, opened in May 1999, was the first urban theater complex in Honolulu offering stadium seating and state-of-the-art audio and visual equipment. At December 31, 1999, the Cannery Development had approximately 820,000 rentable square feet which was 71% leased to third parties.

     In 1998, Castle formed a venture with Horizon/Glen Outlet Centers Limited Partnership ("Horizon"), a large developer of outlet centers in the United States, and the lessee of property at the Dole Cannery under a long-term master space lease that was to expire in 2044 (the "Cannery Lease"). Under this agreement, Horizon contributed to the venture (i) its rights and obligations under the Cannery Lease, and (ii) substantially all of its economic interest in an approximately 368,000 square foot factory outlet center now known as the Prime Outlets at Lake Elsinore ("Prime Outlets") in Lake Elsinore, California, subject to existing mortgage financing, together with certain undeveloped property comprising approximately 200 acres and located adjacent to the Prime Outlets. In exchange for its contributions to the venture, Horizon was released from all continuing obligations under the Cannery Lease. The Company owns a substantial majority of the venture and controls its operations. As of December 31, 1999, the Prime Outlets was approximately 96% leased. In the fourth quarter of 1998, Castle purchased an additional 3.89 acres of undeveloped land adjacent to the Prime Outlets.

     Home Depot, the largest home improvement retailer in the United States, is leasing a nine-acre parcel at the Iwilei Cannery Development on which it has built a 136,000 square foot store. This, its first store in Hawaii, opened in late 1999.

     TOWN CENTER OF MILILANI is the fifth largest community shopping center on Oahu. The Town Center, which sits on approximately 45 acres (41 acres of which are owned by Castle), was built in phases with the first phase completed in 1987. In 1993, Wal-Mart entered into a ground lease for 11 acres and built a 137,000 square foot store (their first store in Hawaii) which opened in 1994. The Town Center contains approximately 490,000 rentable square feet, of which Castle owns approximately 442,000 rentable square feet. At December 31, 1999, approximately 89% of Castle's property was leased. Most of the 48,000 square feet vacancy is attributable to Woolworth. (As part of a nationwide store closing, Woolworth negotiated an early termination of its 30,400 square feet lease at the Town Center.) Also in March 1998, a lease was signed with Consolidated Theaters, the largest theater operator in Honolulu, for a 14-screen multi-plex, which opened in late 1999. An additional 15,000 square feet is vacant as a result of Consolidated vacating their old theatre space. Approximately 12,000 square feet of additional retail space or office space could be added to the Town Center.

     DOLE PLANTATION, located just north of the town of Wahiawa on a major road leading to the North Shore of Oahu, is a retail visitor operation, occupying two buildings totaling approximately 11,000 square feet on approximately 250 acres (approximately 243 acres of which is a proposed expansion area). The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products. The main products sold are clothing and other items with the Dole logo, products made in Hawaii, and food and beverages generally made with pineapples. The Dole Plantation is one of the busiest tourist attractions on Oahu and had over 870,000 visitors during 1999 and revenues of approximately $6.5 million. A hedge maze, with the center in the shape of a pineapple, was completed and opened in April 1998, and was designated by the 1998 Guinness Book of World Records as the world's largest permanent maze.

     The Leilehua, Verifone, Iwilei Cannery Development and Dole Plantation properties were pledged as collateral in connection with Castle's credit agreement with a group of banks prior to November 1999. In November 1999, Castle's credit agreement was restructured and the properties were released as collateral. According to 1997 appraisals by independent third parties engaged by the banks, the total appraised value for the Leilehua, Verifone and Dole Plantation properties was approximately $16 million, excluding the undeveloped land. According to a 1998 appraisal by an independent third party engaged by the banks, the income-producing leases of the Iwilei Cannery Development, including the Home Depot lease, were valued at approximately $62 million. The Town Center is pledged as collateral in connection with Castle's fixed rate loan from Teachers Insurance and Annuity Association of America which funded at the end of 1998 (the "Teachers" Loan).

  THE HAWAII COMMERCIAL REAL ESTATE MARKET

     The Oahu downtown commercial office market has declined in the last few years with a vacancy rate of 3.5% in 1990 climbing to a high of approximately 19% in 1996, and decreasing to approximately 13% at the end of 1999. This is the result of a declining economy and an increase in the development of office space since 1991. Since 1990, the Oahu retail industry has experienced a slow economy and the entry into the Hawaii market of large discount retailers has had an adverse effect on smaller local retailers. See "The Hawaii Economy and Housing Market" for a discussion of the Hawaii economy.

BAKERSFIELD PROPERTIES

     In Bakersfield, California, Castle owns two industrial parks comprising 96 acres (Stockdale Industrial Park and Gateway Industrial Park), two industrial warehouses (Harvel and 7021 Schirra Court), two office buildings (10000 Ming Avenue and One Riverwalk), a shopping center (The Marketplace), and a 50% interest in a general partnership that owns a shopping center (Town & Country). Castle owns 42 acres of undeveloped highway commercial land at Highway 99 and Bear Mountain Boulevard (Highway 99 at Bear Mountain). In addition, Castle owns an undeveloped industrial park (Stockdale Industrial Park Phase VI) which includes 285 acres of land currently being planned for development. The 42 acres at Highway 99 at Bear Mountain, the two industrial parks (Stockdale Industrial Park and Gateway Industrial Park) and the undeveloped industrial park (Stockdale Industrial Park Phase VI) are currently being marketed for sale. The following paragraphs describe each of these properties in more detail.

     HARVEL, located at 7001 Schirra Court, is an industrial warehouse of tilt-up construction completed in August of 1998. The building contains approximately 100,000 square feet and is fully leased to Harvel Plastics at a current monthly base rent of $0.306 per square foot.

     7021 SCHIRRA COURT is an industrial warehouse of tilt-up construction containing approximately 150,000 square feet. At December 31, 1999, the building was fully leased to the Step 2 Company with a monthly weighted average base rent of $0.24 per square foot.

     10000 MING AVENUE is a Class A, suburban office building constructed in 1984 containing approximately 214,000 square feet. The total site consists of approximately 18.5 acres and is located in southwest Bakersfield. In November 1997, Castle signed a 10-year lease with AERA Energy, LLC. AERA occupies 185,000 square feet at a monthly base rent of $1.73 per square foot with the remaining 29,000 square feet occupied by All American Pipeline, resulting in a monthly weighted average base rent for the property of $1.63 per square foot.

     ONE RIVERWALK is a 73,000 square foot Class A suburban office building which was completed in February 1999. Castle & Cooke mainland communities headquarters occupies approximately 17,000 square feet and effective March 1, 1999, a Dole Food Company subsidiary began leasing approximately 25,000 square feet. During the first quarter of 1999, Dole vacated the space they occupied in the One Riverwalk building. Castle and Dole subsequently entered into a lease termination agreement whereby Dole would pay Castle rent through December 2001 or until Castle finds a replacement tenant. Additionally, Dole will pay for all tenant improvements made to the space. An additional 18,000 square feet is leased to third parties. One Riverwalk is leased with a weighted average monthly rent of $1.64 per square foot.

     THE MARKETPLACE is a 32-acre, 300,000 square foot shopping center that has an "upscale" Georgian theme with a large fountain as an amenity. Phases I and II (249,000 square feet) are 98% leased. Vons (a major southern California grocery store chain) and Edwards Cinema are the anchor tenants leasing 57,000 and 58,000 square feet, respectively. Vons opened in November of 1996 and Edwards Cinema opened in March of 1997. The Marketplace is leased with a weighted average monthly rent of $1.22 per square foot. The remaining 51,000 square feet of space is planned to be completed in 2000.

     TOWN & COUNTRY is a 173,000 square foot shopping center held by a partnership in which Castle has a 50% ownership interest. The center was built in 1986 and includes Albertsons Grocery Store and Longs Drug Stores as the major tenants. As of December 31, 1999, the center was 100% leased with a weighted average monthly rent of $1.06 per square foot.

  THE BAKERSFIELD COMMERCIAL OFFICE REAL ESTATE MARKET

     Vacancies in southwest Bakersfield, where Castle's properties are located, have averaged between a high of 19%, in 1991 and a current 13%. See "The Bakersfield Economy and Housing Market" for a discussion of the Bakersfield economy.

OTHER PROPERTIES

     Castle owns and operates office buildings in Georgia (Premier Plaza), North Carolina (Landmark Center, Horizons at Six Forks and 4700 Falls) and Arizona (Regents Center) and an apartment complex in North Carolina (One Norman Square). Castle also owns one golf course and is completing construction of another in San Jose, California (Coyote Creek); owns a golf course in Sierra Vista, Arizona (Pueblo Del Sol); owns a golf course in Keene's Pointe (Orlando Florida); and owns a landfill in San Jose, California (Kirby Canyon) that is leased to and operated by a third party. Castle also owns a substantial majority interest in a venture that owns substantially all of the economic interest in an outlet shopping center (Prime Outlets) in Lake Elsinore, California. Except as otherwise noted below, all office leases are full service, with excess operating expenses passed through to the tenants. The following paragraphs describe each of the properties in more detail.

     PREMIER PLAZA includes One Premier Plaza and Two Premier Plaza. One Premier Plaza is a Class A, suburban multi-tenant office building constructed in 1988 located in the North Central sub-market of Atlanta, Georgia consisting of approximately 188,000 square feet. At December 31, 1999, this building had an occupancy rate of 89% with a monthly weighted average base rent of $1.74 per square foot. Two Premier Plaza, a sister Class A building at the same location, consists of approximately 129,000 square feet and was completed in December 1997. At December 31, 1999, it was approximately 99% leased with a monthly weighted average base rent of $1.92 per square foot.

     LANDMARK CENTER consists of two Class A office buildings constructed in 1984 and 1986, respectively, located in northeastern Raleigh, North Carolina. Building One consists of approximately 82,000 square feet and Building Two consists of approximately 84,000 square feet. Total site area is 7.02 acres. At December 31, 1999, Landmark Center had an occupancy rate of 100% with a monthly weighted average base rent of $1.52 per square foot.

     HORIZON AT SIX FORKS consists of two multi-tenant office buildings and two single-tenant buildings located in Raleigh, North Carolina. The buildings are Class A and were constructed in 1989, 1990, and 1996. The two multi-tenant office buildings consist of approximately 32,000 and 27,850 square feet, respectively. The two single-tenant buildings consist of approximately 20,500 and 46,700 square feet, respectively. The total site area is 12.31 acres. At December 31, 1999, the properties were 100% leased with a monthly weighted average base rent of $1.18 per square foot. Some of the leases are full service and some are net of electric and/or janitorial expenses.

     4700 FALLS is a class A suburban multi-tenant office building constructed in 1999 and granted a temporary certificate of occupancy in January 2000. The building located in Raleigh, North Carolina consists of approximately 173,000 square feet. At December 31, 1999. Leases for 9,660 square feet have been executed, and lease negotiations were in process with other prospective tenants. The weighted average base rent for the executed leases was $1.75 per square foot.

     REGENTS CENTER consists of two office buildings located in Tempe, Arizona. Regents Center I was constructed in 1989 and consists of approximately 62,000 square feet with a total site area of 4.27 acres. At December 31, 1999, it was 100% occupied by DHL Worldwide Express at a monthly base rent of $1.90 per square foot. Regents Center II, an approximately 43,000 square foot building, was completed in 1998. The building is 100% leased to IKON Office Solutions at a monthly base rent of $1.60 per square foot.

     SRP SITE located in Tempe, AZ is approximately 15.35 acres located at the corner of Elliott and Kyrene Roads. The undeveloped site will support approximately 96,000 square feet of garden office space. In addition, there are three to four retail pads that can be sold for development.

     ORLANDO CARRIER HOTEL is a former Costco warehouse building located on approximately 8.8 acres in Eatonville, Florida, a suburb of Orlando. The 113,000 square foot facility, built in 1985, is currently under renovation for the conversion to a telecommunications carrier hotel. The facility will be marketed to telecommunications companies for the purpose of housing their switch operations. Currently lease negotiations are underway with three tenants, who would occupy approximately 50% of the building.

     ONE NORMAN SQUARE APARTMENTS located in Cornelius, North Carolina, a suburb of Charlotte, is a 192-unit apartment complex constructed in 1993. At December 31, 1999, the property was 75% leased with an average monthly lease rent of $755 per unit.

     COYOTE CREEK GOLF COURSE, located approximately 2.5 miles south of San Jose, California, and formerly known as Riverside Golf Course, consists of two 18-hole daily-fee courses. In August 1999, Castle completed a new 18-hole daily-fee golf course adjacent to the existing course. This course was designed by Jack Nicklaus and approximately 22,000 rounds were played at an average of $62 per round in 1999. In conjunction with the construction of the new golf course, the existing clubhouse was replaced with an approximately 12,000 square foot clubhouse that serves both the new Jack Nicklaus course and the existing course. In January of 2000, the existing golf course was taken out of play and is being renovated with a new Jack Nicklaus design. It is expected that this course will re-open in the second quarter of 2001.

     PUEBLO DEL SOL GOLF COURSE, located in Sierra Vista, Arizona, is an 18-hole daily-fee course surrounded by Castle's residential development. In 1999, approximately 36,500 rounds were played at an average fee of $17.50 per round. In 1996, the Company completed a 7,000 square foot clubhouse at the Pueblo Del Sol Golf Course and made certain improvements to the golf course.

     KEENE'S POINTE COUNTRY CLUB, located in Orlando Florida, opened in the third quarter of 1999. Keene's Pointe is an 18-hole daily-fee course designed by Jack Nicklaus and is surrounded by residential property being developed by the Keene's Pointe Partnership. In 1999, approximately 7,600 rounds were played at an average fee of $56 per round. Also opening in the third quarter of 1999 was the 23,000 square foot Keene's Pointe Clubhouse which will serve the golf course and surrounding communities.

     THE SADDLE CREEK GOLF CLUB located in Copperopolis, California, is an 18-hole daily-fee course designed by Morrish & Associates surrounded by Castle's residential development. From May of 1999 through December 1999, approximately 19,000 rounds were played at an average fee of $42.50 per round. Also, Castle expects to open a 12,000 square foot clubhouse in the fourth quarter of 2000, which will serve the golf course and surrounding community.

     PRIME OUTLETS, located in Lake Elsinore, California, is an approximately 368,000 square foot factory outlet center. As of December 31, 1999, the Prime Outlets was approximately 80% leased.

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

EMPLOYEES

     At December 31, 1999, the Company had approximately 1,840 full and part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, resort and hotel staff, as well as persons engaged in administrative, legal, finance and accounting, engineering, land acquisition and development, and sales and marketing activities. At December 31, 1999, certain of Castle's Hawaii employees were affiliated with the Carpenters' Union (68 employees), and the International Longshoremen's and Warehousemen's Union (784 employees). The Company's California and other Mainland employees are not unionized. In addition, Castle hires contractors and subcontractors for many of its development and homebuilding operations. The Company believes that its relations with the employees have been satisfactory.

ITEM 2.  PROPERTIES

     The Company owns and maintains executive offices in Los Angeles, California and auxiliary executive offices in Honolulu, and Lana'i City, Hawaii, Bakersfield, California and Kannapolis, North Carolina. In the first quarter of 1999, Castle moved its Oahu headquarters from their offices in the Castle & Cooke Building at the Iwilei Cannery Development to the Verifone Building in Mililani Technology Park. Also in the first quarter of 1999, Castle moved its Bakersfield offices from 10000 Ming Avenue to the newly-constructed One Riverwalk office building. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

      The following is a description of the Company's significant properties.

HAWAII - RESIDENTIAL

     Castle's residential landholdings and unentitled agricultural and conservation landholdings on Oahu, as of December 31, 1999, are described in the following table.


                                                                                                          STATE LAND
                                               NUMBER OF          NUMBER OF           ENTITLED                USE
                                               UNITS (1)            ACRES              ACRES              COMMISSION
  PROPERTY                                   (APPROXIMATE)      (APPROXIMATE)      (APPROXIMATE)        CLASSIFICATION
  --------                                  ----------------   -----------------  -----------------  ---------------------
  Mililani Mauka Phase I....................       362                143                143               Urban
  Mililani Mauka Phase II-A.................       579                119                119               Urban
  Mililani Mauka Phase II-B.................      1,543               280                280               Urban
  Mililani Makai............................        -                  -                  -                Urban
  Royal Kunia (2)...........................       914                186                186               Urban
  Lalea.....................................       16                  2                  2                Urban
  Na Pu'u Nani (3)..........................       640                255                255               Urban
  Mililani Mauka 110 Acre Site..............        -                 110                  -               Urban
  Kipapa Gulch (5)..........................        -                1,600                 -            Agricultural(4)
  Koa Ridge Mauka...........................        -                 640                  -            Agricultural(4)
  Koa Ridge Makai...........................        -                 570                  -            Agricultural(4)
  Waiawa....................................        -                 418                  -            Agricultural(4)
  Waipio West...............................        -                 270                  -            Agricultural(4)(6)
  Mililani South............................        -                 610                  -            Agricultural(4)
  Whitmore..................................        -                 295                  -            Agricultural(4)
  Waipio Forest/Other.......................        -               5,520                  -            Conservation(4)
                                                  ------            ------             ------
  TOTAL HAWAII..............................       4,054            11,018                985
                                                  ======            ======             ======

-------------------------------
(1) Number of units refers to the remaining (unsold and, in certain cases, undeveloped) approved units and units on entitled land as of December 31, 1999.

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

(6) The City and County of Honolulu announced plans for a large regional park and sports complex in Central Oahu on this property. The Company has been negotiating the terms of the transfer of this property with the City and County since the County announced its intention to proceed to acquire the property through eminent domain proceedings.

MAINLAND - RESIDENTIAL

     Castle's residential, open space and agricultural landholdings in California, Florida and Arizona as of December 31, 1999 are described in the following table.


                                              NUMBER OF LOTS                             ENTITLED
                                                   (1)           NUMBER OF ACRES          ACRES           CURRENT
                  PROPERTY                    (APPROXIMATE)        (APPROXIMATE)      (APPROXIMATE)        ZONING
                  --------                   -----------------   ------------------  -----------------  ---------------
   BAKERSFIELD:
   Seven Oaks...............................     1,757              1,079               1,079           Residential
   Silver Creek.............................       260                128                 128           Residential
   Brimhall ................................       295                167                 167           Residential
   Haggin Oaks (Single Family)..............         1                  1                   1           Residential
   Campus Park (Single Family)..............       129                 23                  23           Residential
   Mission Oaks (Single Family).............       340                 61                  61           Residential
   Renfro (Single Family)...................       327                 81                  81           Residential
   Ming & Gosford (Multi Family)............         -                 31                  31           Residential
   Brimhall bulk land.......................         -                683                 683           Residential
   Brimhall freeway alignment...............         -                100                 100           Residential
                                                 -----              -----               -----
                                                 3,109              2,354               2,354
                                                 -----              -----               -----
  OTHER CALIFORNIA:
  Saddle Creek..............................     1,059                668                 668           Residential
  Atascadero................................         3                 11                  11           Residential
  Mountaingate..............................         -                282                   -           Residential
  San Jose..................................         -              2,210                   -           Open Space
                                                 -----              -----               -----
                                                 1,062              3,171                 679
                                                 -----              -----               -----

  ORLANDO, FLORIDA
  Keene's Pointe                                   400                250                 250           Residential


  ARIZONA:
  Winterhaven..............................        956                321                 321           Residential
  Sierra Vista Other Entitled..............         47                686                 686           Residential
  40 Acre Parcels - Cochise County.........          -                366                   -           Open Space
  Unentitled - Greater Sierra Vista Area...          -              2,680                   -           Open Space
                                                 -----              -----               -----
                                                 1,003              4,053               1,007
                                                 -----              -----               -----
  TOTAL MAINLAND                                 5,574              9,828               4,290
  ==============                                 =====              =====               =====


---------------------------------
(1) Number of lots refers to the remaining (unsold and, in certain cases, undeveloped) lots that either have entitlements or are planned for future development as of December 31, 1999.

COMMERCIAL

     The total land owned by Castle on the island of Oahu and designated by Castle for commercial or industrial development is approximately 753 acres. Approximately 542 acres are not fully entitled commercial or industrial lands and may not all be developed for commercial or industrial uses.

     In California, Castle owns approximately 838 acres of land, which are intended for commercial use, including approximately 531 entitled acres in Bakersfield. Castle owns approximately 164 acres in Sierra Vista, Arizona, which are used to operate the 18-hole Pueblo Del Sol Golf Course.

     Castle's commercial land in San Jose, California consists of 149 acres that are used for the operation of the 18-hole Coyote Creek Golf Course, an additional 149 acres that are used for a new 18-hole golf course that was completed in mid-1999 and 760 acres that have been leased to a third party for the Kirby Canyon landfill site.

     Castle's Lindero Canyon property is currently undeveloped and consists of approximately 10 acres located in Westlake Village, California.

     Castle's Mountaingate commercial property is located in Los Angeles County. This consists of an approximately 67-acre closed landfill site that is being mined for methane gas by a third party.

     Castle's commercial landholdings as of December 31, 1999, are described in the following table.

   PROPERTY

                                                                                       NUMBER
   HAWAII                                                      LOCATION               OF ACRES       TYPE
   ------                                                      --------               --------       ----
   OPERATING PROPERTY
   ------------------
   Verifone Office Building................................... Mililani, HI               4          Office
   Leilehua Building.......................................... Mililani, HI               -          Office (1)
   925 Dillingham Office Building............................. Honolulu, HI               3          Office
   801 Dillingham Office Building............................. Honolulu, HI               2          Office
   Home Depot - Iwilei........................................ Honolulu, HI               9          Retail
   Dole Center................................................ Honolulu, HI              17          Office/Retail
   Dole Plantation Retail Visitor Center...................... Wahiawa, HI                7          Agricultural (2)
   Town Center of Mililani.................................... Mililani, HI              41          Retail
                                                                                         --
                                                                                         83
                                                                                         ==

                                                                                                      CURRENT LAND
                                                                                       NUMBER             USE
   UNDEVELOPED LANDHOLDINGS                                    LOCATION               OF ACRES        DESIGNATION
   ------------------------                                    --------               --------        -----------
   Mililani Mauka Commercial.................................. Mililani, HI               24         Urban
   Mililani Technology Park................................... Mililani, HI              226         Urban
   Pine Spur.................................................. Wahiawa, HI               163         Agricultural
   Dole Plantation............................................ Wahiawa, HI               243         Agricultural
   Other Iwilei............................................... Honolulu, HI               14         Urban (3)
                                                                                         ---
                                                                                         670
                                                                                         ===

---------------------------------
(1) Leasehold
(2) The property is zoned for agricultural use, but has a special use permit to operate a retail store restricted to selling agricultural and related products.
(3) Six acres are improved and five acres partially improved.



                                                                                        NUMBER
   MAINLAND                                                    LOCATION                OF ACRES      TYPE
   --------                                                    --------                --------      ----
   OPERATING PROPERTY
   ------------------
   Ming Avenue Office Building................................ Bakersfield, CA              19       Office
   One Riverwalk Office Building.............................. Bakersfield, CA               5       Office
   The Marketplace Shopping Center............................ Bakersfield, CA              33       Retail
   Schirra Court Industrial Warehouse......................... Bakersfield, CA               8       Industrial
   Harvel Warehouse........................................... Bakersfield, CA               8       Industrial
   Premier Plaza Office Buildings............................. Atlanta, GA                   8       Office
   Landmark Center Office Buildings........................... Raleigh, NC                   7       Office
   Horizon at Six Forks Office Buildings...................... Raleigh, NC                  12       Office
   Falls of the Neuse Office Building (under construction).... Raleigh, NC                  10       Office
   Regents Center Office Buildings............................ Tempe, AZ                     9       Office
   Orlando....................................................
   One Norman Square Apartments............................... Cornelius, NC                22       Multi Family
   Coyote Creek Golf Courses.................................. San Jose, CA                298       Golf Course
   Pueblo del Sol Golf Course................................. Sierra Vista, AZ            164       Golf Course
   C&C Carrier Hotels......................................... Orlando, FL                   9       Industrial
   Keene's Pointe Golf Course................................. Orlando, FL                 240       Golf Course
   Saddle Creek Golf Course..................................  Copperopolis, CA            198       Golf Course
   Prime Outlets (1)   ....................................... Lake Elsinore, CA            43       Retail
   Kirby Canyon............................................... San Jose, CA                760       Landfill
                                                                                         -----
                                                                                         1,853
                                                                                         -----


                                                                                                      CURRENT LAND
                                                                                        NUMBER            USE
   UNDEVELOPED LANDHOLDINGS                                    LOCATION                OF ACRES       DESIGNATION
   ------------------------                                    --------                --------       ------------

   Stockdale Industrial Park.................................. Bakersfield, CA            310        Industrial
   Gateway Industrial Park.................................... Bakersfield, CA             71        Industrial
   Silver Creek Commercial.................................... Bakersfield, CA             34        Commercial
   Stockdale Highway.......................................... Bakersfield, CA             74        Commercial
   Highway 99 @ Bear Mountain ................................ Bakersfield, CA             42        Commercial
   SRP Project................................................ Tempe, AZ                   15        Industrial
   Camarillo.................................................. Camarillo, CA                5        Commercial
   Paso Robles................................................ Paso Robles, CA              9        Commercial
   Lindero  Canyon............................................ Westlake Village, CA        20        Commercial
   Lake Elsinore.............................................. Lake Elsinore, CA           84        Commercial
   Lake Elsinore Open Space................................... Lake Elsinore, CA          122        Open Space
   Mountaingate .............................................. Los Angeles, CA             67        Landfill
                                                                                          ---
                                                                                          853
                                                                                          ===

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Below is a list of the names and ages of all executive officers of the Company as of March 20, 2000 indicating their positions with the Company and their principal occupations during at least the past five years. Each of such executive officers serves at the discretion of the Board of Directors.



        NAME AND AGE                 POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------  -----------------------------------------------------------------------------------------
David H. Murdock  (76)         Chairman of the Board, Chief Executive Officer and Director of Castle since October 1995.
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

Lynne Scott Safrit   (41)      President - North  American  Commercial  Operations  of Castle  since  October  1995 and
                               Director  since  December  1995.  President  of  Mega  Management  Company, Inc.   since
                               December 1993,  and President of Atlantic American  Properties, Inc.  since August 1989,
                               both  of  which  are  real  estate  management  companies   wholly-owned,   directly  or
                               indirectly, by David H. Murdock.

Bruce M. Freeman  (50)         Senior Vice  President  of Castle  since  October  1995.  President  of  Castle &  Cooke
                               California, Inc.,  a California  corporation  (a  subsidiary  of Castle  conducting  the mainland  communities real estate  business) or its predecessor  company since September
                               1993.  President  Bakersfield/Arizona  of Castle & Cooke Homes, Inc. from September 1993 to January 1995.

Harry A. Saunders (49)         Executive Vice President and Chief Operating Officer, Castle & Cooke Hawaii.



Patrick J. Birmingham (62)       Senior Vice  President  of Castle since  February  1998 and a Director  since  February
                                 1999.  President and Chief Operating  Officer of Lana'i Company,  Inc. (a subsidiary of
                                 Castle  conducting the resorts business on Lana'i) since February 1998. Mr.  Birmingham retired  from ITT Sheraton  Corporation  in October  1995.  Senior Vice  President  and
                                 Director of International Development, ITT Sheraton Corporation,  1995; and Senior Vice
                                 President  and  President  of Europe,  Africa and Middle East  Division,  ITT  Sheraton
                                 Corporation,  1993 to 1994.  Mr.  Birmingham is also a member of the Board of Directors of Pleasant Travel Service and the Hogan Family Trust, Inc.

Edward C. Roohan (36)            Vice  President  and Chief  Financial  Officer  of  Castle  since  April  1996 and Vice
                                 President  and  Corporate  Controller  of Castle from October 1995 to April 1996.  Vice
                                 President and Corporate  Controller of Castle & Cooke  Homes, Inc.  from August 1993 to
                                 January 1995.

Roberta Wieman (55)              Vice President and Corporate Secretary of Castle since April 1996. Vice President of Dole since February 1995. President of Pacific Holding Company, a sole proprietorship of David H.
                                 Murdock, since January 1999, and Secretary since 1992. Executive Assistant to the Chairman of the Board and Chief Executive Officer of Dole from November 1991 to February 1995.

Dean R. Estrada (34)             Treasurer of Castle since July 1999 and  Assistant  Treasurer  for Castle from February
                                 1996 to June 1999.  Senior  Treasury  Analyst for Foothill  Capital  Corporation in Los
                                 Angeles,  CA from 1995 to 1996. Senior Treasury Analyst for Equifax,  Inc., Atlanta, GA
                                 from  1990 to 1995.

Michael Aversano (31)            Corporate Controller of Castle & Cooke, Inc., since November 1999. Audit Manager for The
                                 Walt Disney Company from June 1999 to November 1999. Audit Manager for Deloitte
                                 & Touche, LLP from 1996 to 1999 and employed in the Audit Division of Deloitte &
                                 Touche, LLP from 1991 to 1996.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

     As of March 16, 2000, there were approximately 8,664 holders of record of the Company's Common Stock. The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CCS". The following table shows the market price range of the Company's Common Stock for each quarterly period in 1999 and 1998:



                                                                  HIGH              LOW
                                                              -----------       ----------
                         1999
                         First Quarter....................... $     16.94       $    13.38
                         Second Quarter......................       17.63            13.25
                         Third Quarter.......................       17.75            14.25
                         Fourth Quarter......................       15.50            12.00
                                                              -----------       ----------
                         Year................................ $     17.75       $    12.00
                                                              ===========       ==========




                                                                  HIGH              LOW
                                                              -----------       ----------
                         1998
                         First Quarter....................... $     17.31       $    14.19
                         Second Quarter......................       19.19            16.63
                         Third Quarter.......................       21.38            14.75
                         Fourth Quarter......................       16.44            13.63
                                                              -----------       ----------
                         Year................................ $     21.38       $    13.63
                                                              ===========       ==========

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

     There have been no changes in the Company's independent public accountants for 1999, 1998 and 1997 nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information regarding the Company's directors that appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"). There is hereby incorporated by reference the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information that appears under the captions "Compensation of Directors" and "Compensation of Executive Officers" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information with respect to security ownership that appears under the captions "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information that appears under the caption "Certain Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                              ANNUAL
                                                                                                              REPORT
                                                                                                               PAGE
                                                                                                             --------
(a)1. FINANCIAL STATEMENTS:
         Consolidated Statements of Operations for the years ended December 31, 1999,
         December 31, 1998 and December 31, 1997........................................................        24
         Consolidated Balance Sheets at December 31, 1999 and December 31, 1998.........................        25
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
         December 31, 1998 and December 31, 1997........................................................        26
         Consolidated Statements of Cash Flows for the years ended December 31, 1999,
         December 31, 1998 and December 31, 1997........................................................        27
         Notes to Consolidated Financial Statements.....................................................     28-38
         Report of Independent Public Accountants.......................................................        39


   2. FINANCIAL STATEMENT SCHEDULES:

                                                                                                                FORM
                                                                                                                10-K
                                                                                                                PAGES
                                                                                                               -------
         Independent Public Accountants' Report on Financial Statement Schedule.........................          F-1
         Schedule III - Real Estate and Accumulated Depreciation........................................          F-2


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

     3.3 Bylaws as amended through February 9, 1999. (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on form 10k for the year ended December 31, 1998, File No. 001-14020)

     4.1      Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
              Form 10/A, as amended, File No. 1-14020).

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

     4.3      Amendment No. 1 to the Amended and Restated Credit Agrement (incorporated herein by reference to
              Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-14020).





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

     4.7      10 year $98 million Term Note at 7.66 fixed rate with Teachers Insurance and Annuity Association of America.*

     4.8      Credit Agreement dated as of October 28, 1999, among Castle & Cooke Inc., as Borrower, and the Lenders named therein, and Bank of America, N.A., as Agent.*


              The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Executive Compensation Plans and Arrangements - Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7:



    10.1      Employee Benefits and Compensation Allocation Agreement between the Company and Dole Food Company, Inc.
              (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A,
              as amended, File No. 1-14020).

    10.2      Amended and Restated 1995 Stock Option and Award Plan (as amended through February 9, 1999, subject to stockholder approval).(incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on form 10k for the year ended December 31, 1998, File No. 001-14020)

    10.3      Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995 Plan (incorporated herein by reference to Executive Compensation Plans and Arrangements - Exhibit 10.3 to the Company's Annual Report
              on Form 10K for the year ended December 31, 1995, File No. 1-14020).

    10.4      Form of Non-Qualified Stock Option Agreement for Initial Converted Options under the 1995 Plan (incorporated herein by reference to Executive Compensation Plans and Arrangements - Exhibit 10.4 to the Company's Annual Report
              on Form 10K for the year ended December 31, 1995, File No. 1-14020).

    10.5 Amended and Restated 1995 Stock Option and Award Plan (as amended through February 9, 1999, subject to stock holder approval).*

    10.6      Consulting Contract between Company and Wallace Miyahira,
              Director.*

    10.7      Castle & Cooke, Inc. Supplementary Retirement Plan.(incorporated herein by reference to Exhibit 10.7 to the Company's
              Annual Report on form 10k for the year ended December 31, 1998, File No. 001-14020)

     13       Castle & Cooke, Inc. 1999 Annual Report for the year ended December 31, 1999.  (This report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

     21       Subsidiaries of Castle & Cooke, Inc.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule


*- To be filed by amendment

(b)  REPORTS ON FORM 8-K:

   No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTLE & COOKE, INC.

March 24, 2000                            By:   /s/  DAVID H. MURDOCK
                                                ---------------------
                                                David H. Murdock
                                                CHAIRMAN OF THE BOARD AND
                                                CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DAVID H. MURDOCK                   Chairman of the Board and Chief Executive Officer and       March 24, 2000
---------------------                  Director
   David H. Murdock

/s/ LYNNE SCOTT SAFRIT                 President - North American Commercial Operations and        March 24, 2000
-----------------------                Director
   Lynne Scott Safrit

/s/ PATRICK J. BIRMINGHAM              Chief Executive Officer - Castle & Cooke Homes Hawaii       March 24, 2000
--------------------------             and Director
    Patrick J. Birmingham

/s/ EDWARD C. ROOHAN                   Vice President and Chief Financial Officer (Principal       March 24, 2000
---------------------                  Financial Officer)
   Edward C. Roohan

/s/ MICHAEL AVERSANO                   Principal Accounting Officer                                March 24, 2000
--------------------
   Michael Aversano

/s/ WALLACE S. MIYAHIRA                Director                                                    March 24, 2000
------------------------
   Wallace S. Miyahira

/s/ EDWARD M. CARSON                   Director                                                    March 24, 2000
---------------------
   Edward M. Carson

/s/ LODWRICK M. COOK                   Director                                                    March 24, 2000
---------------------
    Lodwrick M. Cook

/s/ EDWARD J. HOGAN                    Director                                                    March 24, 2000
---------------------
    Edward J. Hogan

/s/ WILLIAM D. DALLAS                  Director                                                    March 24, 2000
---------------------
    William D. Dallas


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Castle & Cooke, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Castle & Cooke, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement Schedule III-Real Estate and Accumulated Depreciation is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1999, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 3, 2000

                              CASTLE & COOKE, INC.
                             As of December 31, 1999
                                     (000's)

                                                                              1997           1998            1999
                                                                            ----------     ----------     ------------
Reconciliation of cost basis:
   Balance at beginning of period                                          $  243,093     $  264,351      $  280,462
   Additions during the period:
       Acquisitions through foreclosure                                             -              -               -
       Other acquisitions/newly completed property                                  -          2,888           4,530
       Improvements, etc.                                                      21,486         13,251           7,678
       Other                                                                        -              -
   Deductions during the period:
       Cost of real estate sold                                                  (177)          (512)              -
       Other                                                                      (51)           484               -
                                                                           ----------     ----------      ----------
   Balance at close of period                                              $  264,351     $  280,462      $  292,670
                                                                           ==========     ==========      ==========

                                                                              1997           1998            1999
                                                                            ----------     ----------     ------------
Reconciliation of accumulated depreciation:
   Balance at beginning of period                                          $   38,144     $   44,595      $   51,812
   Additions during the period:
       Depreciation expense                                                     6,531          7,601           5,180
       Other                                                                        -              -               -
   Deductions during the period:
       Cost of real estate sold                                                   (92)          (422)              -
       Other                                                                       12             38               -
                                                                           ----------     ----------      ----------
   Balance at close of period                                              $   44,595     $   51,812      $   56,992
                                                                           ==========     ==========      ==========

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              CASTLE & COOKE, INC.
                            As of December 31, 1999
                                    (000's)

            Column A                 Column B                Column C                     Column D
--------------------------------   ------------   ---------------------------   ---------------------------
                                                                                    Cost Capitalized
                                                     Initial Cost to Company     Subsequent to Acquistion
                                                  ---------------------------   ---------------------------
                                                                 Buildings and                   Carrying
           Description             Encumbrances       Land       Improvements   Improvements      Costs
--------------------------------   ------------   ------------   ------------   ------------   ------------
Verifone Office Building
Mililani, Hawaii                                  $      1,000   $      4,188   $        931   $          0
Leilehua Office Building
Mililani, Hawaii                                          --            2,029          1,267              0
925 Dillingham Office Building
Honolulu, Hawaii                                         3,457          4,105          1,050              0
801 Dillingham Office Building
Honolulu, Hawaii                                         2,793          5,049            652              0
Dole Center
Office/Retail mixed use
Honolulu, Hawaii                                        17,943         50,849          8,793              0
Town Center of Mililani
Shopping Center
Mililani, Hawaii                             (1)         4,254         15,788          6,634              0
Mililani Mauka
McDonalds site
Mililani, Hawaii                                           351            485             48              0
Dole Plantation
Retail Store
Wahiawa, Hawaii                                            222          3,446            985              0
10000 Ming Office Building
Bakersfield, California                      (2)         1,135         16,812          6,658              0
The Market Place
Bakersfield, California                                  1,885         13,148         11,906              0
Schirra Court
Industrial Warehouse
Bakersfield, California                                    258          2,757            903              0
Harvel Building
Bakersfield, California                      (2)           314          2,403             13              0
Riverwalk Office Building
Bakersfield, California                                    273              0          6,980              0
Premier Plaza Office Buildings
Atlanta, Georgia                             (2)         4,244         15,181         16,834              0
Landmark Center Office Buildings
Raleigh, North Carolina                      (1)         1,401         14,997          1,145              0
Horizon at Six Forks
Office Buildings
Raleigh, North Carolina                      (2)         2,859          4,588          4,176              0
Regents Center Office Buildings
Tempe, Arizona                               (2)         2,664          8,024          3,726              0
One Norman Square
Apartments
Charlotte, North Carolina                    (2)         1,284          9,424            359              0
                                                  ------------   ------------   ------------   ------------
                                                  $     46,337   $    173,273   $     73,060   $          0
                                                  ============   ============   ============   ============


            Column A                                 Column E                                   Column F                 Column G
--------------------------------   ------------------------------------------------      --------------------         ------------
                                             Gross Amount at Which Carried
                                                   at Close of Period
                                   ------------------------------------------------
                                                      Building and                           Accumulated                Date of
           Description                 Land           Improvements        Total (3)          Depreciation             Construction
--------------------------------   ------------      ------------      -------------     --------------------         ------------
Verifone Office Building
Mililani, Hawaii                   $         1,000   $         5,119   $         6,119   $         1,226                  1989
Leilehua Office Building
Mililani, Hawaii                                 0             3,296             3,296             1,342                  1989
925 Dillingham Office Building
Honolulu, Hawaii                             3,457             5,155             8,612             1,919                  1984
801 Dillingham Office Building
Honolulu, Hawaii                             2,793             5,701             8,494             2,043                  1993
Dole Center
Office/Retail mixed use
Honolulu, Hawaii                            17,943            59,642            77,585            18,624               1988-1996
Town Center of Mililani
Shopping Center
Mililani, Hawaii                             4,254            22,422            26,676             5,910                  1988
Mililani Mauka
McDonalds site
Mililani, Hawaii                               351               533               884                24                  1998
Dole Plantation
Retail Store
Wahiawa, Hawaii                                222             4,431             4,653             1,452                  1989
10000 Ming Office Building
Bakersfield, California                      1,135            23,470            24,605             7,722                  1984
The Market Place
Bakersfield, California                      1,885            25,054            26,939             1,501                  1996
Schirra Court
Industrial Warehouse
Bakersfield, California                        258             3,660             3,918               873                  1992
Harvel Building
Bakersfield, California                        314             2,416             2,730                81                  1998
Riverwalk Office Building
Bakersfield, California                        273             6,980             7,253               322                  1999
Premier Plaza Office Buildings
Atlanta, Georgia                             4,244            32,015            36,259             4,983               1988, 1997
Landmark Center Office Buildings
Raleigh, North Carolina                      1,401            16,142            17,543             3,470               1984, 1986
Horizon at Six Forks
Office Buildings                                                                                                          1989,
Raleigh, North Carolina                      2,859             8,764            11,623             1,446               1990, 1996
Regents Center Office Buildings
Tempe, Arizona                               2,664            11,750            14,414             1,746               1989, 1997
One Norman Square
Apartments
Charlotte, North Carolina                    1,284             9,783            11,067             2,308                  1993
                                   ---------------   ---------------   ---------------   ---------------
                                   $        46,337   $       246,333   $       292,670   $        56,992
                                   ===============   ===============   ===============   ===============


           Column A                         Column H       Column I
--------------------------------          ------------  -------------
                                                        Life on Which
                                                        Depreciation
                                                         in Latest
                                                           Income
                                              Date      Statements is
           Description                      Acquired      Computed
--------------------------------          ------------  -------------
Verifone Office Building
Mililani, Hawaii                              1989      40 years
Leilehua Office Building
Mililani, Hawaii                              1989      40 years
925 Dillingham Office Building
Honolulu, Hawaii                              1984      40 years
801 Dillingham Office Building
Honolulu, Hawaii                              1993      20 years
Dole Center
Office/Retail mixed use
Honolulu, Hawaii                           1988-1996   20-40 years
Town Center of Mililani
Shopping Center
Mililani, Hawaii                              1988      40 years
Mililani Mauka
McDonalds site
Mililani, Hawaii                              1998      40 years
Dole Plantation
Retail Store
Wahiawa, Hawaii                               1989      40 years
10000 Ming Office Building
Bakersfield, California                       1987      40 years
The Market Place
Bakersfield, California                       1996      40 years
Schirra Court
Industrial Warehouse
Bakersfield, California                       1992      40 years
Harvel Building
Bakersfield, California                       1998      40 years
Riverwalk Office Building
Bakersfield, California                       1999      40 years
Premier Plaza Office Buildings
Atlanta, Georgia                           1993, 1997   39 years
Landmark Center Office Buildings
Raleigh, North Carolina                       1993      39 years
Horizon at Six Forks
Office Buildings
Raleigh, North Carolina                    1993, 1996   39 years
Regents Center Office Buildings
Tempe, Arizona                             1993, 1997   39 years
One Norman Square
Apartments
Charlotte, North Carolina                     1993     27.5 years

(1) This property is pledged as collateral in connection with the Company's long-term note payable related to the 12/31/98 Teachers transaction.

(2) This property is pledged as collateral in connection with the Company's long-term note payable related to the 11/5/99 Teachers transaction.

(3) Aggregate cost for federal income tax purposes as of December 31, 1999 is $263 mill+B32ion.

                                  EXHIBIT INDEX

  EXHIBIT
     NO
------------
     2.1      Allocation  Agreement  between the Company and Dole Food  Company,
              Inc.  (incorporated  herein by  reference  to  Exhibit  2.1 to the
              Company's  Registration  Statement on Form 10/A, as amended,  File
              No. 1-14020).

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

     3.3 Bylaws, as amended through February 9, 1999. (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on form 10k for the year ended December 31, 1998, File No. 001-14020)

     4.1 Term Note (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10/A, as amended,
              File No. 1-14020).

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

     4.7      10 year, $98 million Term Note at 7.66 fixed rate with Teachers
              Insurance and Annuity Association of America.*

     4.8      Credit  Agreement  dated as of October 28,  1999,  among  Castle &
              Cooke, Inc., as Borrower, and the Lenders named therein, and Bank of America, N.A., as Agent.*


              The  Company  agrees to furnish  to the  Securities  and  Exchange
              Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.


Executive Compensation Plans and Arrangements - Exhibits 10.1, 10.2, 10.3, 10.4,
10.5, 10.6 and 10.7:

    10.1 Employee Benefits and Compensation Allocation Agreement between the Company and Dole Food Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A, as amended, File No. 1-14020).

    10.2 Amended and Restated 1995 Stock Option and Award Plan (as amended through February 9, 1999, subject to stockholder approval).
              (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on form 10k for the year ended
              December 31, 1998, File No. 001-14020)

    10.3      Form of Non-Qualified Stock Option Agreement for Initial Converted
              Options under the 1995 Plan (incorporated herein by reference to Executive Compensation Plans and Arrangements - Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended
              December 31, 1995, File No. 1-14020).

    10.4      Form of Non-Qualified Stock Option Agreement for Initial Converted
              Options under the 1995 Plan (incorporated herein by reference to Executive Compensation Plans and Arrangements - Exhibit 10.4 to the Company's Annual Report on Form 10K for the year ended
              December 31, 1995, File No. 1-14020).

    10.5 Amended and Restated 1995 Stock Option and Award Plan (as amended through February 9, 1999, subject to stock holder approval).*

    10.6      Consulting Contract between Company and Wallace Miyahira,
              Director.*

    10.7      Castle & Cooke, Inc. Supplementary Executive Retirement Plan.
              (incorporated herein by reference to Exhibit 10.7 to the Company's
              Annual Report on form 10k for the year ended December 31, 1998, File No. 001-14020)

     13       Castle  & Cooke,  Inc.  1999  Annual  Report  for the  year  ended
              December 31, 1999. (This report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

     21       Subsidiaries of Castle & Cooke, Inc.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule

*- To be filed by amendment