Form 10-Q
period 2000-03-31
CASTLE & COOKE INC/HI/
filed 2000-05-15
CIK 1002506

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

    (Mark one)

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Shares Outstanding at April 30, 2000
                 -----                      ------------------------------------
    Common Stock, without par value                   17,054,833 shares

================================================================================

                               CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I.   FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Consolidated Balance Sheets - March 31, 2000 and December 31, 1999...................3

                Consolidated Statements of Operations - Quarter ended March 31, 2000 and March 31, 1999.............................................................4

                Consolidated Statements of Cash Flows - Quarter ended March 31, 2000 and March 31, 1999.............................................................5

                Notes to Consolidated Financial Statements...........................................6

     Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................9


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings...................................................................15
     Item 5.    Other Information...................................................................15
     Item 6.    Exhibits and Reports on Form 8-K....................................................16

SIGNATURES        ..................................................................................17


                              CASTLE & COOKE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                      March 31,         December 31,
                                                       2000                1999
                                                    (Unaudited)          (Audited)
                                                    -----------         ------------
Cash and cash equivalents                            $    4,466          $     2,667
Receivables, net                                         33,298               28,523
Real estate developments                                499,855              499,013
Property and equipment, net                             538,651              527,866
Other assets                                             32,349               30,722
                                                    -----------         ------------
     Total assets                                   $ 1,108,619          $ 1,088,791
                                                    ===========         ============

Notes payable                                       $   263,283          $   257,537
Note payable to Dole                                     10,000               10,000
Accounts payable                                         19,712               20,268
Accrued liabilities                                      28,733               27,684
Deferred income taxes                                   182,338              179,411
Deferred income and other liabilities                    48,197               43,191
                                                    -----------         ------------
     Total liabilities                                  552,263              538,091
                                                    -----------         ------------
Common shareholders' equity
     Common stock                                       512,645              512,645
     Treasury stock, at cost                            (58,322)             (58,322)
     Retained earnings                                  102,033               96,377
                                                    -----------         ------------
         Total common shareholders' equity              556,356              550,700
                                                    -----------         ------------

      Total liabilities and shareholders' equity    $ 1,108,619          $ 1,088,791
                                                    ===========         ============


                  The accompanying notes are an integral part of these
                              consolidated balance sheets.

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)

                                                                    Quarter Ended
                                                                      March 31,
                                                           --------------------------------
                                                             2000                   1999
                                                           --------               ---------
REVENUES
     Residential and other property sales                  $ 37,434                $ 30,802
     Resort revenues                                         24,984                  19,821
     Commercial and other revenues                           16,261                  13,064
                                                           --------               ---------
          Total revenues                                     78,679                  63,687

COST OF OPERATIONS
     Cost of residential and other property sales            31,445                  26,915
     Cost of resort operations                               22,519                  20,951
     Cost of commercial and other operations                 10,570                   7,861
     General and administrative expenses                      4,027                   3,224
                                                           --------               ---------
          Total cost of operations                           68,561                  58,951

     Operating income                                        10,118                   4,736

     Interest and other income, net                           1,609                   1,346
     Interest expense, net                                    3,157                   2,095
                                                           --------               ---------
     Income before income taxes                              8,570                    3,987
     Income tax provision                                   (2,914)                  (1,196)
                                                           --------               ---------
            Net income                                     $ 5,656                $   2,791
                                                           ========               =========
     Basic and diluted earnings per common share           $   0.33               $    0.16
                                                           ========               =========


                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                              CASTLE & COOKE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                     Quarter Ended
                                                           --------------------------------
                                                           March 31,               March 31,
                                                             2000                    1999
                                                           ---------               ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $   5,656               $   2,791
     Adjustments to reconcile net income to cash
     flow provided by operating activities:
          Depreciation                                         4,863                   4,289
          Equity earnings, net of dividends received            (264)                    206
          Non-cash cost of residential and other
            property sales                                    30,544                  26,057
     Changes in operating assets and liabilities
          Increase in receivables, net                        (4,764)                 (3,321)
          Additions to real estate developments              (34,276)                (30,382)
          (Decrease) increase in accounts payable               (556)                    181
          Increase (decrease) in accrued liabilities           1,067                  (2,304)
          Increase in deferred income taxes                    2,927                      10
          Net change in other assets and liabilities           4,033                     550
                                                           ---------               ---------
     Net cash provided by (used in) operating activities       9,230                  (1,923)
                                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                   (13,177)                (12,956)
                                                           ---------               ---------
     Net cash used in investing activities                   (13,177)                (12,956)
                                                           ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase under revolving loan agreements              4,000                  13,000
     Proceeds from issuance of debt                            2,801                      --
     Reduction of debt                                        (1,055)                   (645)
     Proceeds from exercise of stock options                      --                      57
                                                           ---------               ---------
     Net cash provided by financing activities                 5,746                  12,412
                                                           ---------               ---------
     Net increase (decrease) in cash and cash equivalents      1,799                  (2,467)

     Cash and cash equivalents at beginning of period          2,667                   4,764
                                                           ---------               ---------
     Cash and cash equivalents at end of period            $   4,466                $  2,297
                                                           =========               =========


         The accompanying notes are an integral part of these consolidated financial statements.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters ended March 31, 2000 and March 31, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, the status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER COMMON SHARE

         Basic earnings per share was computed by dividing net income by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) the weighted average number of non-employee director stock grants outstanding during the period. The computation of diluted earnings per share further assumes the dilutive effect of employee stock options. The weighted average number of shares of common stock outstanding was 17,052,946 and 17,024,035 during the first quarter of 2000 and 1999, respectively. The weighted average number of non-employee director stock grants outstanding was 7,286 and 7,058 during the first quarter of 2000 and 1999, respectively. The computation of dilutive earnings per share includes the assumed exercise of 13,306 and 43,141 options outstanding during the first quarter of 2000 and 1999, respectively.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries are contingently liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf.

         Since March 29, 2000, eight class action lawsuits have been filed against the Board of Directors of the Company alleging breach of fiduciary duty and self-dealing by the Directors in connection with the proposal ("Flexi-Van Proposal") received by the Company on March 29, 2000 from Flexi-Van Leasing, Inc. ("Flexi-Van") to acquire the approximately 73% of the outstanding shares of the common stock of the Company not owned by Flexi-Van or its affiliates for $17 per share, all cash. Flexi-Van is wholly owned by David H. Murdock, who is Chairman of the Board of Directors and Chief Executive Officer of the Company. Five of the lawsuits have been filed in the Superior Court of the State of California for the County of Los Angeles and three of the lawsuits have been filed in the Circuit Court of the Second Circuit of the State of Hawaii. Each of the lawsuits has been filed by a shareholder of the Company, on behalf of all other shareholders of the Company who are similarly situated, and seeks to have the class certified and the shareholder bringing the lawsuit named as representative of the class. The lawsuits generally seek to enjoin the transaction contemplated by the Flexi-Van Proposal, rescission, if the transaction is consummated, damages and attorneys' fees. In addition to naming the Directors as defendants, seven of

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

the lawsuits name the Company as a defendant and two name Flexi-Van as a defendant. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

         The Company is involved from time to time in other various claims and legal actions arising in the normal course of business. In the opinion of management, the final resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company made interest payments of approximately $3.7 million and $4.8 million during the first quarter of 2000 and 1999, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $2 million and $2.8 million during the first quarter of 2000 and 1999, respectively.

         During the first quarter of 2000, the Company made income tax payments of approximately $69,000. The Company made income tax payments of approximately $1.2 million during the first quarter of 1999.

NOTE 5.  SHAREHOLDER PROPOSAL

         On March 29, 2000, Flexi-Van presented the Flexi-Van Proposal to the Board of Directors of the Company. The $17.00 per share consideration offered in the Flexi-Van Proposal places the total enterprise value, which includes the assumption of debt, of the Company at approximately $565 million. The Flexi-Van Proposal contemplates the negotiation and execution of a binding agreement, which would contain customary terms and conditions for transactions of this type. Flexi-Van reserved the right to terminate the Flexi-Van Proposal if a definitive agreement has not been executed by May 15, 2000.

                              CASTLE & COOKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  INDUSTRY SEGMENT INFORMATION

     The Company's industry segment information is presented below (in thousands):

                                      RESIDENTIAL                           COMMERCIAL
                                      AND OTHER            RESORT           AND OTHER
                                    PROPERTY SALES       OPERATIONS         OPERATIONS          CORPORATE        TOTAL
                                    --------------       ----------         ----------          ---------       ----------
QUARTER ENDED MARCH 31, 2000

Total revenue                        $    37,434          $ 24,984          $  16,261           $     --        $  78,679
                                     ===========          ========          =========           ==========      ===========
Operating income                     $     4,569          $  1,880          $   5,463           $  (1,794)      $  10,118
Interest and other income, net               631                56                907                  15           1,609
Interest expense, net                         --                --                 --              (3,157)         (3,157)
                                     -----------          --------          ---------           ----------      -----------
Income before taxes                  $     5,200          $  1,936          $   6,370           $  (4,936)      $   8,570
                                     ===========          ========          =========           ==========      ===========

QUARTER ENDED MARCH 31, 1999

Total revenue                        $    30,802          $ 19,821          $  13,064           $      --       $  63,687
                                     ===========          ========          =========           ==========      ===========

Operating income                     $     2,689          $ (1,717)         $   4,987           $  (1,223)      $   4,736
Interest and other income, net               266                 3              1,058                  19           1,346
Interest expense, net                         --                --                 --              (2,095)         (2,095)
                                     -----------          --------          ---------           ----------      -----------
Income before taxes                  $     2,955          $ (1,714)         $   6,045           $  (3,299)      $   3,987
                                     ===========          ========          =========           ==========      ===========


                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

         Below is a summary of residential and other property sales by location (in thousands):


                                                          Quarter Ended
                                                            March 31,
                                                --------------------------------
                                                     2000              1999
                                                --------------    --------------
         Oahu, Hawaii                           $       19,134    $       21,456
         Bakersfield, California                        11,984             6,450
         Copperopolis, California                        1,064                --
         Sierra Vista, Arizona                           1,636             1,202
         Orlando, Florida                                3,604             1,694
         Other                                              12                --
                                                --------------    --------------
         Total Residential and other property
         sales                                  $       37,434    $       30,802
                                                ==============    ==============


         Residential and other property sales increased 21% to $37.4 million in the first quarter of 2000 from $30.8 million in the first quarter of 1999. This increase is primarily due to increased revenues in Bakersfield, California, and Orlando, Florida partially offset by decreased revenues on Oahu, Hawaii. The first quarter decrease on Oahu is primarily due to a decrease of four home closings in 2000 as compared to 1999. In addition, the average price per unit sold on Oahu in the first quarter of 2000 was $265,000 compared to $281,000 in the first quarter of 1999. The first quarter increase in Bakersfield is primarily due to closings at the Company's new adult active community known as The Greens at Seven Oaks and sale of lots at Seven Oaks. The Company sold 18 homes in the new adult active community for a total of $3.3 million during the first quarter of 2000. Home closings commenced in this community in the first quarter of 1999. The first quarter increase in Seven Oaks lot revenues is primarily due to an increase of 11 lot closings as compared to 1999. In addition, the average price per lot sold in Seven Oaks in the first quarter of 2000 was $78,000 compared to $62,000 in the first quarter of 1999. The first quarter increase in Orlando is primarily due to an increase of 14 lot closings in 2000 as compared to 1999.

         Resort revenues increased 26% to $25 million in the first quarter of 2000 from $19.8 million in the first quarter of 1999. This increase is primarily due to increased resort residential sales and increased occupancy. Resort residential sales were $6.5 million in the first quarter of 2000 compared to $3.9 million in the first quarter of 1999. The Company sold a total of three residential units and one single family lot at its two luxury resort residential developments for a total of $5.7 million during the first quarter of 2000, compared to three residential units for a total of $3.8 million during the first quarter of 1999. Resort residential sales also include the sale of three plantation homes and one plantation lot for a total of $541,000 during the first quarter of 2000. The Lanai resorts reported operating income before luxury home and lot sales and depreciation of $1.8 million for the first quarter of 2000 as compared to $156,000 for the same period in 1999. The improved resort results were primarily due to increased occupancy generated by additional group business at the hotels.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES (CONTINUED)

         The following table sets forth combined operating statistics for the two resort hotels:

                                                           Quarter Ended
                                                              March 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
         Average daily room rate                        $  322      $  318
         Occupancy rate                                    82%         74%


         Commercial and other revenues for the first quarter of 2000 increased $3.2 million to $16.3 million during the first quarter of 2000 compared to $13.1 million during the first quarter of 1999. This increase is primarily due to the two new golf courses in San Jose, California, and Orlando, Florida, opening for play in the third quarter of 1999 and a new lease at the 10000 Ming office building in Bakersfield, California, during the third quarter of 1999.

COST AND EXPENSES

         The cost of residential and other property sales as a percentage of residential property sales decreased to 84% in the first quarter of 2000 from 87% in the first quarter of 1999. This decrease is primarily due to improved margins at the Seven Oaks development in Bakersfield, California and the Winterhaven development in Arizona.

         Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 87% during the first quarter of 2000 from 95% during the first quarter of 1999. This improvement is primarily due to increased resort revenue. Since a significant portion of the resort operations' costs are fixed costs, these costs will not increase or decrease proportionately as resort revenues increase or decrease. Resort depreciation was $1.9 million during the first quarter of 2000 and $1.9 million during the first quarter of 1999. The resort residential developments reported earnings of $1.9 million in the first quarter of 2000 compared to breaking even in the first quarter of 1999. The increase is due to increased sales activity and product mix. In addition, homesites and luxury residential units have different operating margins based on location and applicable construction costs. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

         The cost of commercial and other operations as a percentage of commercial and other revenues increased to 65% during the first quarter of 2000 from 60% during the first quarter of 1999. This increase is primarily due to start up costs associated with the two new golf courses in San Jose, California, and Orlando, Florida.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

         The Company's interest expense increased during the first quarter ended March 31, 2000 compared to the prior year, primarily due to increased debt and average interest rates. The Company's borrowings and related interest incurred are summarized as follows:

                                                            Quarter Ended
                                                              March 31,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------     -----------
(in thousands)
Total borrowings at quarter end                      $   273,283     $   272,399
                                                     ===========     ===========

Total interest incurred                              $     5,161     $     4,883
Less: interest capitalized into real estate
      developments and property and equipment
      under construction                                  (2,004)         (2,788)
                                                     -----------     -----------
Interest expense, net of capitalized interest        $     3,157     $     2,095
                                                     ===========     ===========
Amortization in cost of residential and other
      property sales of interest previously
      capitalized                                    $       525     $     1,099
                                                     ===========     ===========


NET INCOME AND EARNINGS PER SHARE

         The Company's effective income tax rate increased to 34% in 2000 from 30% in 1999. The 34% effective tax rate in 2000 is primarily due to tax credits utilized in prior year.

         First quarter net income increased to $5.7 million in 2000 from $2.8 million in the first quarter of 1999. These increases are primarily due to the fluctuations noted above.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKLOG

         The Company's new orders and backlog for homes and homesites for 2000 compared to 1999 were as follows:


                                                            Quarter Ended
                                                              March 31,
                                                     ---------------------------
                                                        2000             1999
                                                     -----------     -----------
BACKLOG HOMES
UNITS
Backlog at beginning of the period                            48              88
Add: New Orders                                              132             137
Less: Deliveries                                             (92)            (80)
                                                     -----------     -----------
      Backlog at end of the period                            88             145
                                                     ===========     ===========

DOLLARS (000'S)
Backlog at beginning of the period                   $    12,160     $    25,143
Add: New Orders                                           36,083          36,949
Less: Deliveries                                         (22,862)        (22,126)
                                                     -----------     ------------
      Backlog at end of the period                   $    25,381     $    39,966
                                                     ===========     ============

MAINLAND BACKLOG - HOMESITES
UNITS
Backlog at beginning of the period                           615             594
Add: New Orders                                              115             322
Less: Deliveries                                            (238)           (198)
                                                     -----------     ------------
      Backlog at end of the period                           492             718
                                                     ===========     ============

DOLLARS (000'S)
Backlog at beginning of the period                   $    31,118     $     22,074
Add: New Orders                                            7,670           16,024
Less: Deliveries                                         (13,338)          (8,486)
                                                     -----------     ------------
      Backlog at end of the period                   $    25,450     $     29,612
                                                     ===========     ============


         As of March 31, 2000, there were 11 sales contracts for residential units and single family lots at the Manele Bay and the Koele residential project on the island of Lanai, which have an aggregate sales value of approximately $10.4 million. This resort residential information is not included in the above table.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

         In November 1999, the Company closed a new $175 million unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks. The Credit Agreement matures in two years and provides borrowings based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). The Borrowing Base allowed the Company to borrow up to the full capacity of $175 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternate rate based upon a designated bank's prime rate or the federal funds rate. At March 31, 2000, total borrowings under the Credit Agreement were $109 million with a quarter-end interest rate of 7.89%.

         In November 1999, the Company also entered into a $98 million long-term fixed-rate financing arrangement with an insurance company. The debt, which has a fixed interest rate of 7.66% and a 27-year amortization, matures on December 1, 2009. This was the second such transaction entered into with an insurance company. In December 1998, the Company entered into a $50 million long-term fixed-rate financing at an interest rate of 6.73% and a 30-year amortization. This debt matures on December 30, 2008. In connection with the Credit Agreement and other long-term financing arrangements, the Company is subject to comply with certain financial and non-financial covenants. At March 31, 2000, the Company was in compliance with such covenants.

         The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with an interest rate of 7.54% at March 31, 2000. These agreements mature on October 1, 2002. Notional amounts do not represent cashflow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in approximately $13,750 reduction in interest expense in the first quarter of 2000, compared to what interest expense would have been had the debt remained at variable rates.

         Residential development spending was $34.3 million in the first quarter of 2000. Spending during the first quarter of 2000 at the Mililani, Lalea and Royal Kunia residential developments on Oahu was approximately $15.4 million, $0.2 million and $6.1 million, respectively. Spending during the first quarter of 2000 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $4.7 million, $0.6 million and $1.1 million, respectively. In addition, in 1999, the Company completed its acquisition of the Saddle Creek residential development, which is located in Copperopolis, California. Development costs for this project totaled $2.1 million during the first quarter of 2000. In connection with the Saddle Creek acquisition, the Company assumed approximately $5.8 million in assessment district liabilities and a $2.2 million note payable, which matures in 2002.

         Total resort capital spending was approximately $1 million for the first quarter of 2000. Developmental expenditures on the island of Lanai totaled $3.2 million during the first quarter of 2000.

                              CASTLE & COOKE, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Capital expenditures at the commercial projects totaled $12 million during the first quarter of 2000. Commercial spending included $1.5 million for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina and $4.6 million related to the telecommunication building being built in Orlando. Commercial spending on the island of Oahu, Hawaii included $3.4 million for additions to the Town Center of Mililani and the Dole Cannery Square shopping and entertainment centers. At the Dole Cannery Square, a movie theater was completed and opened in the third quarter of 1999, and a newly constructed Home Depot opened in September 1999. At the Town Center of Mililani, a movie theater was completed and opened in the fourth quarter of 1999.


FORWARD-LOOKING STATEMENTS

         Statements herein that are not historical facts are "forward-looking statements." These would include, without limitation, statements about anticipated results, resources, capital needs, revenues, economic conditions, transactions, project commencements or completions, and effects. Such statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results that may be expressed or implied by such statements. These risks and uncertainties include, among other things, product demand, the Company's lack of experience in markets outside of its current markets, the effects of economic conditions and geographic concentration, the impact of competitive products and pricing, the availability of capital, the cost of materials and labor, governmental regulations and the need for governmental approvals, interest rates and other risks inherent in the real estate business.

                              CASTLE & COOKE, INC.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Since March 29, 2000, eight class action lawsuits have been filed against the Board of Directors of the Company alleging breach of fiduciary duty and self-dealing by the Directors in connection with the proposal ("Flexi-Van Proposal") received by the Company on March 29, 2000 from Flexi-Van Leasing, Inc. ("Flexi-Van") to acquire the approximately 73% of the outstanding shares of the common stock of the Company not owned by Flexi-Van or its affiliates for $17 per share, all cash. Flexi-Van is wholly owned by David H. Murdock, who is Chairman of the Board of Directors and Chief Executive Officer of the Company. Five of the lawsuits have been filed in the Superior Court of the State of California for the County of Los Angeles and three of the lawsuits have been filed in the Circuit Court of the Second Circuit of the State of Hawaii. Each of the lawsuits has been filed by a shareholder of the Company, on behalf of all other shareholders of the Company who are similarly situated, and seeks to have the class certified and the shareholder bringing the lawsuit named as representative of the class. The lawsuits generally seek to enjoin the transaction contemplated by the Flexi-Van Proposal, rescission, if the transaction is consummated, damages and attorneys' fees. In addition to naming the Directors as defendants, seven of the lawsuits name the Company as a defendant and two name Flexi-Van as a defendant. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

FLEXI-VAN PROPOSAL

         On March 29, 2000, Flexi-Van presented the Flexi-Van Proposal to the Board of Directors of the Company. The $17.00 per share consideration offered in the Flexi-Van Proposal places the total enterprise value, which includes the assumption of debt, of the Company at approximately $565 million. The Flexi-Van Proposal contemplates the negotiation and execution of a binding agreement, which would contain customary terms and conditions for transactions of this type. Flexi-Van reserved the right to terminate the Flexi-Van Proposal if a definitive agreement has not been executed by May 15, 2000. After the Flexi-Van Proposal was presented to the Board of Directors, the Board of Directors promptly appointed a special committee ("Special Committee") of its independent Directors to consider the Flexi-Van Proposal and any transaction that may eventuate therefrom. The Special Committee thereafter, subsequent to quarter end, engaged Gibson, Dunn & Crutcher, LLP, as legal advisor, and Bear, Stearns & Co. Inc., as financial advisor, to advise the Special Committee in connection with the Flexi-Van Proposal.

CANCELLATION OF ANNUAL MEETING

         The Annual Meeting of the Shareholders of the Company previously called to be held at 10:00 A.M. on May 9, 2000, at Dole World Headquarters, One Dole Drive, Westlake Village, California, was cancelled. The Board of Directors has indicated an intention to reschedule the Annual Meeting after the Special Committee has completed its work with respect to the Flexi-Van Proposal and any transaction that may eventuate therefrom.

                              CASTLE & COOKE, INC.

                                    PART II.
                                OTHER INFORMATION
                                   (Continued)


PLEDGED COLLATERAL

         As of March 31, 2000, the following properties are pledged as collateral under the Company's long-term credit arrangements with an insurance company: The Mililani Town Center, Landmark Center, Premier I and II, Horizon at Six Forks, One Norman Square, Regents II, Home Depot, 10000 Ming and Harvel Plastics. As of March 31, 2000, no properties are pledged as collateral under the Credit Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)   Exhibits

                Exhibit
                  No.
                -------
                  4.1      10 year $61,457,500 Term Note dated November 4, 1999
                           at 7.66% fixed rate in favor of Teachers Insurance
                           and Annuity Association of America ("Teachers"). (The
                           $61,457,500 Term Note is part of the Company's $98
                           million financing arrangement with Teachers that
                           includes two additional 10 year Term Notes dated
                           November 4, 1999 at 7.66% fixed rate.)

                  4.2      Credit Agreement dated as of October 28, 1999, among
                           Castle & Cooke Inc., as Borrower, and the Lenders named therein, and Bank of America, N.A., as Agent.

                  27       Financial Data Schedule

     (b)   Reports on Form 8-K


The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CASTLE & COOKE, INC.
                                              Registrant




Date:    May 12, 2000               BY   /s/  Edward C. Roohan
                                      ------------------------------------
                                              Edward C. Roohan
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal financial and
                                               accounting officer)