Form 10-K/A
period 1999-12-31
CASTLE & COOKE INC/HI/
filed 2000-06-07
CIK 1002506

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PUSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTIO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTIN 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

-------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EXCH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTRED
Common Stock, No Par Value             New York Stock Exchange

-------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 19, 2000 was approximately $213,819,862.

         The number of shares of Common Stock outstanding as of May 19, 2000 was 17,059,833.

-------------------------------------------------------------------------------

EXPLANATORY NOTE:

This Form 10-K/A is filed by Castle & Cooke, Inc. (the "Company") to amend its Annual Report on Form 10-K for the year ended December 31, 1999, to provide in electronic format certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999, as required by General Instruction G(2) to the Form 10-K.

-------------------------------------------------------------------------------

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a)(3)  Exhibits

EXHIBIT NO.
-----------

13 Those portions of the Castle & Cooke, Inc. 1999 Annual Report for the year ended December 31, 1999 which were incorporated by reference in Castle & Cooke, Inc.'s Form 10-K for the year ended December 31, 1999 (filed in electronic format, as required by Item 601(b)(13) of Regulation S-K).

23       Consent of Arthur Andersen LLP.

-------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 6, 2000.



CASTLE & COOKE, INC.


/s/ EDWARD C. ROOHAN
----------------------------------------
Edward C. Roohan
Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

13 Those portions of the Castle & Cooke, Inc. 1999 Annual Report for the year ended December 31, 1999 which were incorporated by reference in Castle & Cooke, Inc.'s Form 10-K for the year ended December 31, 1999 (filed in electronic format, as required by Item 601(b)(13) of Regulation S-K).

23       Consent of Arthur Andersen LLP.