Form 10-Q
period 2000-06-30
CASTLE & COOKE INC/HI/
filed 2000-08-14
CIK 1002506

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                         ------------------------------

    (Mark one)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                         SHARES OUTSTANDING AT JULY 31, 2000
              -----                         -----------------------------------
Common Stock, without par value                      17,059,833 shares

================================================================================

                              CASTLE & COOKE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              NUMBER
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.................................3

                Consolidated Statements of Operations - Quarter and six months ended June 30, 2000 and June 30, 1999.............................................................................4

                Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999.............................................................................5

                Notes to Consolidated Financial Statements........................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................................9


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................15
     Item 5.    Other Information................................................................................15
     Item 6.    Exhibits and Reports on Form 8-K.................................................................16

SIGNATURES.......................................................................................................17


                              CASTLE & COOKE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        June 30,     December 31,
                                                          2000          1999
                                                      (Unaudited)     (Audited)
                                                      -----------    ------------
Cash and cash equivalents                             $     8,277    $     2,667
Receivables, net                                           32,465         28,523
Real estate developments                                  507,765        499,013
Property and equipment, net                               539,279        527,866
Other assets                                               33,855         30,722
                                                      -----------    ------------
         Total assets                                 $ 1,121,641    $ 1,088,791
                                                      ===========    ============

Notes payable                                         $   272,811    $   257,537
Note payable to Dole                                       10,000         10,000
Accounts payable                                           25,845         20,268
Accrued liabilities                                        27,695         27,684
Deferred income taxes                                     178,918        179,411
Deferred income and other liabilities                      47,196         43,191
                                                      -----------    ------------
         Total liabilities                                562,465        538,091
                                                      -----------    ------------
Common shareholders' equity
         Common stock                                     512,754        512,645
         Treasury stock, at cost                          (58,322)       (58,322)
         Retained earnings                                104,744         96,377
                                                      -----------    ------------
                  Total common shareholders' equity       559,176        550,700
                                                      -----------    ------------
         Total liabilities and shareholders' equity   $ 1,121,641    $ 1,088,791
                                                      ===========    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            (IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE AMOUNTS)

                                                                         Quarter Ended              Six Months Ended
                                                                             June 30,                    June 30,
                                                                    -------------------------    ----------------------
                                                                       2000            1999         2000         1999
                                                                    ---------       ---------    ---------    ---------
REVENUES
         Residential and other property sales                       $  40,605       $  49,923    $  78,039    $  80,725
         Resort revenues                                               21,818          17,335       46,802       37,156
         Commercial and other revenues                                 16,973          14,667       33,234       27,731
                                                                    ---------       ---------    ---------    ---------
                  Total revenues                                       79,396          81,925      158,075      145,612

COST OF OPERATIONS
         Cost of residential and other property sales                  34,987          41,825       66,432       68,740
         Cost of resort operations                                     22,787          19,810       45,306       40,761
         Cost of commercial and other operations                       11,413           9,892       21,983       17,753
         General and administrative expenses                            4,003           3,549        8,030        6,773
                                                                    ---------       ---------    ---------    ---------
                  Total cost of operations                             73,190          75,076      141,751      134,027

         Operating income                                               6,206           6,849       16,324       11,585
         Interest and other income, net                                 1,237           1,139        2,846        2,485
         Interest expense, net                                          3,333           2,343        6,490        4,438
                                                                    ---------       ---------    ---------    ---------
         Income before income taxes                                     4,110           5,645       12,680        9,632

         Income tax provision                                          (1,398)         (1,694)      (4,312)      (2,890)
                                                                    ---------       ---------    ---------    ---------
                  Net income                                        $   2,712       $   3,951    $   8,368    $   6,742
                                                                    =========       =========    =========    =========
         Basic and diluted earnings per common share                $    0.16       $    0.23    $    0.49    $    0.40
                                                                    =========       =========    =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              CASTLE & COOKE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Six Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                       $  8,368    $  6,742
         Adjustments to reconcile net income to cash
         flow provided by operating activities:
                  Depreciation                                              10,479       8,623
                  Equity earnings, net of dividends received                  (533)         14
                  Other                                                         --          70
                  Non-cash cost of residential and other property sales     67,451      65,320
         Changes in operating assets and liabilities:
                  Increase in receivables, net                              (3,929)     (3,337)
                  Additions to real estate developments                    (76,357)    (68,408)
                  Increase in accounts payable                               5,577       5,430
                  Increase (decrease) in accrued liabilities                    29      (1,669)
                  Decrease in deferred income taxes                           (493)       (436)
                  Net change in other assets and liabilities                 1,471         304
                                                                          --------    --------
         Net cash provided by operating activities                          12,063      12,653
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                             (21,835)    (32,827)
                                                                          --------    --------
         Net cash used in investing activities                             (21,835)    (32,827)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase under revolving loan agreements                       14,000      20,000
         Proceeds from issuance of debt                                      2,800          --
         Reduction of debt                                                  (1,526)       (808)
         Proceeds from exercise of stock options                               108         354
                                                                          --------    --------
         Net cash provided by financing activities                          15,382      19,546
                                                                          --------    --------
         Net increase (decrease) in cash and cash equivalents                5,610        (628)

         Cash and cash equivalents at beginning of period                    2,667       4,764
                                                                          --------    --------
         Cash and cash equivalents at end of period                       $  8,277    $  4,136
                                                                          ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              CASTLE & COOKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Castle & Cooke, Inc. ("the Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarters and six months ended June 30, 2000 and June 30, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's operating results are subject to significant variability as a result of, among other things, the receipt of regulatory approvals, the status of development in particular projects and the timing of sales of homes and homesites in developed projects, income producing properties, and non-income producing properties. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

     The weighted average number of shares of common stock outstanding was 17,058,605 and 17,038,085 during the second quarter of 2000 and 1999, respectively. The weighted average number of non-employee director stock grants outstanding was 7,286 and 6,881 during the second quarter of 2000 and 1999, respectively. The computation of dilutive earnings per share includes the assumed exercise of 213,955 and 32,402 options outstanding during the second quarter of 2000 and 1999, respectively.

     The weighted average number of shares of common stock outstanding was 17,055,775 and 17,031,772 during the first six months of 2000 and 1999, respectively. The weighted average number of non-employee director stock grants outstanding was 7,286 and 6,969 during the first six months of 2000 and 1999, respectively. The computation of dilutive earnings per share includes the assumed exercise of 98,409 and 35,625 options outstanding during the first six months of 2000 and 1999, respectively.

NOTE 3. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are contingently liable as joint indemnitors to surety companies for subdivision, off-site improvement and construction bonds issued on their behalf.

                              CASTLE & COOKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Following March 29, 2000, eight purported class action lawsuits were filed against the Board of Directors of the Company alleging breach of fiduciary duty and self-dealing by the Directors in connection with the proposal received by the Company on March 29, 2000 from Flexi-Van Leasing, Inc. ("Flexi-Van") to acquire the approximately 73% of the outstanding shares of the common stock of the Company not owned by Flexi-Van or its affiliates for $17 per share, all cash. The proposal was subsequently increased to $18.50 per share on May 22, 2000, after which time the terms of a merger agreement with the Company ("Merger Agreement') were finalized and a formal tender offer was commenced on May 31, 2000 by Castle Acquisition Company, Inc., which is wholly-owned by Flexi-Van Leasing, Inc. ("Tender Offer"). Flexi-Van Leasing, Inc. is wholly-owned by David
H. Murdock, the Chairman of the Board of Directors and Chief Executive Officer of the Company.

     Five of the lawsuits were filed in the Superior Court of the State of California for the County of Los Angeles and three of the lawsuits were filed in the Circuit Court of the Second Circuit of the State of Hawaii. Each of the lawsuits was filed by a shareholder of the Company, on behalf of all other shareholders of the Company who were similarly situated, and sought to have the class certified and the shareholder bringing the lawsuit named as representative of the class. In addition, the lawsuits generally sought to enjoin the transaction contemplated by the Tender Offer, rescission, if the transaction was consummated, damages and attorneys' fees. In addition to naming the Directors as defendants, seven of the lawsuits named the Company as a defendant and two named Flexi-Van as a defendant.

     Subject to final court approval, the lawsuits were settled and a settlement ("Settlement") was approved by the District Court for the State of Hawaii, Second Circuit, on July 5, 2000. Pursuant to the Settlement, the offer price of the Tender Offer was increased to $19.25 per share, and the cases would be dismissed with prejudice. Separately, members of the class have been sent notices dealing with the Settlement and their rights under it.

     The Company is involved from time to time in various claims and legal actions arising in the normal course of business. In the opinion of management, the final resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $8.2 million and $9.5 million during the first six months of 2000 and 1999, respectively. Total interest capitalized into real estate developments and property and equipment under construction totaled approximately $4.0 million and $5.6 million during the first six months of 2000 and 1999, respectively.

     The Company made income tax payments of approximately $4.9 million and $3.3 million during the first six months of 2000 and 1999, respectively.

NOTE 5.  SHAREHOLDER PROPOSAL

     The Tender Offer by Castle Acquisition Company, Inc. for all of the outstanding shares of common stock of the Company was commenced on May 31, 2000 at $18.50 per share in accordance with the Merger Agreement. In connection with the settlement of the litigation relating to the Tender Offer, Castle Acquisition Company, Inc. increased the offer price under the Tender Offer to $19.25 per share. Pursuant

                              CASTLE & COOKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  SHAREHOLDER PROPOSAL (CONTINUED)

to the Tender Offer, which expired on July 21, 2000, Castle Acquisition Company, Inc. purchased 11,160,004 shares of the Company's common stock (representing approximately 89% of the stock outstanding on that date (that was not already owned by Castle Acquisition Company, Inc. and its affiliates). Castle Acquisition Company, Inc. and its affiliates owned 15,661,314 shares of the Company's common stock (representing approximately 92% of the outstanding common stock of the Company) as of July 31, 2000.

     Following the expiration of the Tender Offer and in accordance with the Merger Agreement, the Board of Directors of the Company has called a special meeting of the shareholders of the Company for September 6, 2000 at 10:30 a.m. to be held at Suite 700, 1999 Avenue of the Stars, Los Angeles, California, for the purpose of considering and voting upon a proposal to approve and adopt the Merger Agreement providing for, among other things, the merger of Castle Acquisition Company, Inc. with and into the Company and such other business as may properly come before the meeting or any adjournment or postponement thereof. A record date of July 31, 2000 has been fixed by the Board of Directors for the determination of shareholders entitled to notice of and to vote at the meeting and proxy materials for the meeting have been mailed to these shareholders.

     The merger will constitute the second and final step of the acquisition of the Company by Flexi-Van. Upon consummation of the merger, all shares of common stock of the Company not already owned by Castle Acquisition Company, Inc. or its affiliates or shareholders, if any, of the Company who are entitled to and who properly exercise dissenters' rights will be converted into the right to receive $19.25 per share in cash, without interest. Because the approval of a majority of the outstanding shares is sufficient to approve and adopt the Merger Agreement, Castle Acquisition Company, Inc. and its affiliates can cause the merger to occur without the affirmative vote of any other holders of shares. All shareholders of record of the Company on the July 31, 2000 record date have the right to dissent and obtain payment for their shares by complying with the terms of Section 415-80 and 415-81 of the Hawaii Business Corporation Act.

NOTE 6. INDUSTRY SEGMENT INFORMATION

     The Company's industry segment information is presented below (in thousands):

                                 RESIDENTIAL                    COMMERCIAL
                                  AND OTHER       RESORT         AND OTHER
                                PROPERTY SALES  OPERATIONS      OPERATIONS    CORPORATE        TOTAL
                                --------------  ----------      ----------    ---------        -----
SIX MONTHS ENDED JUNE 30, 2000

Total revenue                      $  78,039     $  46,802      $  33,234     $      --      $ 158,075
                                   =========     =========      =========     =========      =========

Operating income                   $   8,768     $     397      $  10,832     $  (3,673)     $  16,324
Interest and other income, net           982           490          1,332            42          2,846
Interest expense, net                     --            --             --        (6,490)        (6,490)
                                   ---------     ---------      ---------     ---------      ---------
Income before taxes                $   9,750     $     887      $  12,164     $ (10,121)     $  12,680
                                   =========     =========      =========     =========      =========
SIX MONTHS ENDED JUNE 30, 1999

Total revenue                      $  80,725     $  37,156      $  27,731     $      --      $ 145,612
                                   =========     =========      =========     =========      =========
Operating income                   $   9,519     $  (4,684)     $   9,533     $  (2,783)     $  11,585
Interest and other income, net           519             7          1,914            45          2,485
Interest expense, net                     --            --             --        (4,438)        (4,438)
                                   ---------     ---------      ---------     ---------      ---------
Income before taxes                $  10,038     $  (4,677)     $  11,447     $  (7,176)     $   9,632
                                   =========     =========      =========     =========      =========

                              CASTLE & COOKE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Below is a summary of residential and other property sales by location:

                                                Quarter Ended     Six Months Ended
                                                  June 30,            June 30,
                                             -----------------   ------------------
                                               2000      1999      2000      1999
                                             --------  -------   --------  --------
Oahu, Hawaii                                  $21,088  $33,388    $40,222   $54,844
Bakersfield, California                         6,599   11,814     18,583    18,264
Copperopolis, California                        2,338       --      3,402        --
Sierra Vista, Arizona                           4,274    1,835      5,910     3,036
Orlando, Florida                                6,306    2,886      9,910     4,581
Other                                              --       --         12        --
                                             --------  -------   --------  --------
Total Residential and other property sales    $40,605  $49,923    $78,039   $80,725
                                             ========  =======   ========  ========

     Residential and other property sales decreased 19% to $40.6 million in the second quarter of 2000 from $49.9 million in the second quarter of 1999. This decrease is primarily due to decreased revenues on Oahu, Hawaii and Bakersfield, California partially offset by increased revenues in Copperopolis, California and Orlando, Florida. The second quarter decrease on Oahu is primarily due to a decrease of 30 home closings in 2000 as compared to 1999. In addition, the average price per unit sold on Oahu in the second quarter of 2000 was $273,000 compared to $312,000 in the second quarter of 1999. The second quarter decrease in Bakersfield is primarily due to a decrease of 49 lot closings at Seven Oaks in 2000 as to compared to 1999. The second quarter increase in Copperopolis is primarily due to lot closings at the Company's new development known as Saddle Creek. The Company sold 16 lots in this development for a total of $2.3 million during the second quarter of 2000. Lot closings commenced in this community in the third quarter of 1999. The second quarter increase in Orlando is primarily due to an increase of 20 lot closings in 2000 as compared to 1999. In addition, the average price per lot sold in Orlando in the second quarter of 2000 was $140,000 compared to $115,000 in the second quarter of 1999.


     Residential and other property sales decreased 3% to $78.0 million in the first six months of 2000 from $80.7 million in 1999. This decrease is primarily due to decreased revenues on Oahu, Hawaii partially offset by increased revenues in Copperopolis, California and Orlando, Florida. The average price per unit sold on Oahu during the first six months was $269,000 compared to $299,000 in 1999. In addition, the Company sold 149 homes on Oahu during the first six months of 2000 compared to 183 homes in 1999. The increase in Copperopolis is primarily due to lot closings at the Company's new development known as Saddle Creek. The Company sold 25 lots in this development for a total of $3.4 million during the first six months of 2000. Lot closings commenced in this community in the third quarter of 1999. The increase in Orlando is primarily due to an increase of 34 lot closings in the first six months of 2000 as compared to 1999. In addition, the average price per lot sold in Orlando in the first six months of 2000 was $134,000 compared to $115,000 in the first six months of 1999.

                              CASTLE & COOKE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REVENUES (CONTINUED)

REVENUES (CONTINUED)

     Resort revenues increased 26% to $21.8 million during the second quarter of 2000 from $17.3 million in the second quarter of 1999. This increase is primarily due to increased resort residential sales. Resort residential sales were $7.2 million in the second quarter of 2000 compared to $4.0 million in the second quarter of 1999. The Company sold a total of five residential units and two single family lots at its two luxury resort residential developments for a total of $6.0 million during the second quarter of 2000, compared to four residential units for a total of $3.5 million during the second quarter of 1999. Resort residential sales also include the sale of two plantation homes for a total of $244,000 during the second quarter of 2000, compared to three plantation homes for a total of $424,000 during the second quarter of 1999.

     Resort revenues increased 26% to $46.8 million during the first six months of 2000 from $37.2 million in 1999. This increase is primarily due to increased resort residential sales. Resort residential sales were $13.7 million in the first six months of 2000 compared to $7.9 million in the first six months of 1999. The Company sold a total of eight residential units and three single family lots at its two luxury resort residential developments for a total of $11.8 million during the first six months of 2000, compared to seven residential units for a total of $7.3 million during the first six months of 1999. Resort residential sales also include the sale of six plantation homes and one plantation lot for a total of $795,000 during the first six months of 2000, compared to three plantation homes for a total of $424,000 during the first six months of 1999.


     The following table sets forth combined operating statistics for the two resort hotels:


                                  Quarter Ended              Six Months Ended
                                     June 30,                    June 30,
                               -------------------       ----------------------
                                2000         1999          2000          1999
                               ------      -------       --------      --------
Average daily room rate        $286         $273          $305          $297
Occupancy rate                   69%          67%           76%           70%


     Commercial and other revenues increased $2.3 million in the second quarter of 2000 compared to the second quarter of 1999. This increase is primarily due to new properties and leases in Hawaii, California and Georgia coming on line.

COST AND EXPENSES

     The cost of residential and other property sales as a percentage of residential property sales increased to 86% in the second quarter of 2000 from 84% in the second quarter of 1999. This increase is primarily due to the decrease of average selling price on Oahu as noted in the revenue discussion above.

     The cost of residential and other property sales as a percentage of residential property sales was 85% in the first six months of 2000 and 1999.

                              CASTLE & COOKE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST AND EXPENSES (CONTINUED)

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 100% during the second quarter of 2000 from 105% during the second quarter of 1999. This decrease is primarily due to decreased marketing costs and improved occupancy and average daily rates during the second quarter of 2000 as compared to the second quarter of 1999. Resort depreciation was $1.9 million during the second quarter of 2000 and 1999. The resort residential developments earned $878,000 in the second quarter of 2000 compared to earnings of $147,000 in the second quarter of 1999. The increase is due to increased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

     Excluding resort residential sales and depreciation, the cost of resort operations as a percentage of resort revenues decreased to 92% during the first six months of 2000 from 100% during the first six months of 1999. This decrease is primarily due to decreased marketing costs and improved occupancy and average daily rates during the first six months of 2000 as compared to the first six months of 1999. Resort depreciation was $3.8 million during the first six months of 2000 and 1999. The resort residential developments earned $2.8 million in the first six months of 2000 compared to earnings of $138,000 in the first six months of 1999. The increase is due to increased sales activity. Since a portion of residential cost of sales are period expenses, the cost of resort residential sales as a percentage of resort residential revenues will fluctuate based on the number of units sold during the period.

     The cost of commercial and other operations as a percentage of commercial and other revenues was 67% in the second quarter of 2000 and 1999.

     The cost of commercial and other operations as a percentage of commercial and other revenues increased to 66% in the first six months of 2000 from 64% in the first six months of 1999. This increase is primarily due to start up costs associated with new golf courses in San Jose, California and Orlando, Florida.

     The Company's interest expense increased during the second quarter and during the six months ended June 30, 2000 as compared to the prior year primarily due to increased debt. The Company's borrowings and related interest incurred are summarized as follows:

                                                                       Quarter Ended                Six Months Ended
                                                                         June 30,                       June 30,
                                                               --------------------------      -------------------------
                                                                   2000           1999             2000          1999
                                                               -----------    -----------      -----------    ----------
     (in thousands)
     Total borrowings at month end                             $   282,811     $  281,440      $   282,811    $281,440
                                                               ===========    ===========      ===========    ========

     Total interest incurred                                   $     5,296    $     5,108      $    10,457    $  9,991
     Less: interest capitalized into real estate developments
      and property and equipment under construction                 (1,963)        (2,765)          (3,967)     (5,553)
                                                               -----------    -----------      -----------    --------
     Interest expense, net of capitalized interest             $     3,333    $     2,343      $     6,490    $  4,438
                                                               ===========    ===========      ===========    ========
Amortization in cost of residential and other
 property sales of interest previously capitalized             $       763    $     1,493      $     1,552    $  2,592
                                                               ===========    ===========      ===========    ========

                              CASTLE & COOKE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME AND EARNINGS PER SHARE

     The Company's effective income tax rate increased to 34% in 2000 from 30% in 1999. The higher effective tax rate in 2000 reflects the absence of tax credits utilized in 1999.

     Second quarter net income decreased to $2.7 million in 2000 from $4.0 million in the second quarter of 1999. Six month net income increased to $8.4 million in 2000 from $6.7 million during the first six months of 1999. These variances are primarily due to the fluctuations noted above.

BACKLOG

     The Company's new orders and backlog for homes and homesites for 2000 compared to 1999 were as follows:

                                    Quarter Ended           Six Months Ended
                                       June 30,                June 30,
                                 --------------------    --------------------
                                   2000        1999        2000        1999
                                 --------    --------    --------    --------
BACKLOG-HOMES
UNITS
Backlog at beginning of period         88         145          48          88
Add: New orders                       159         130         291         267
Less: Deliveries                      (92)       (124)       (184)       (204)
                                 --------    --------    --------    --------
    Backlog at end of period          155         151         155         151
                                 ========    ========    ========    ========
DOLLARS (000's)
Backlog at beginning of period   $ 25,381    $ 39,966    $ 12,160    $ 25,143
Add: New orders                    46,918      36,282      83,001      73,231
Less: Deliveries                  (23,767)    (36,700)    (46,629)    (58,826)
                                 --------    --------    --------    --------
    Backlog at end of period     $ 48,532    $ 39,548    $ 48,532    $ 39,548
                                 ========    ========    ========    ========
MAINLAND BACKLOG-HOMESITES
UNITS
Backlog at beginning of period        492         718         615         594
Add: New orders                       223         194         338         516
Less: Deliveries                     (263)       (265)       (501)       (463)
                                 --------    --------    --------    --------
    Backlog at end of period          452         647         452         647
                                 ========    ========    ========    ========
DOLLARS (000's)
Backlog at beginning of period   $ 25,450    $ 29,612    $ 31,118    $ 22,074
Add: New orders                    10,831       8,061      18,501      24,085
Less: Deliveries                  (14,609)    (10,597)    (27,947)    (19,083)
                                 --------    --------    --------    --------
    Backlog at end of period     $ 21,672    $ 27,076    $ 21,672    $ 27,076
                                 ========    ========    ========    ========

     As of June 30, 2000, there are 12 sales contracts for residential units and single family lots at the Manele Bay and Koele residential projects on the island of Lanai, which have an aggregate sales value of approximately $25.5 million. This resort residential information is not included in the above table.

                              CASTLE & COOKE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to operate its resorts, to purchase and develop land, to construct homes and homesites and to acquire, develop and operate commercial property.

     In November 1999, the Company closed a new $175 million unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks. The Credit Agreement matures in two years and provides borrowings based upon a percentage of value of certain commercial properties and home building inventory (the "Borrowing Base"). The Borrowing Base allowed the Company to borrow up to the full capacity of $175 million. The Credit Agreement bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") or at an alternate rate based upon a designated bank's prime rate or the federal funds rate. At June 30, 2000, total borrowings under the Credit Agreement were $119 million with a quarter-end interest rate of 7.91%.

     In November 1999, the Company also entered into a $98 million long-term fixed-rate financing arrangement with an insurance company. The debt, which has a fixed interest rate of 7.66% and a 27-year amortization, matures on December 1, 2009. This was the second such transaction entered into with an insurance company. In December 1998, the Company entered into a $50 million long-term fixed-rate financing at an interest rate of 6.73% and a 30-year amortization. This debt matures on December 30, 2008. In connection with the Credit Agreement and other long-term financing arrangements, the Company is subject to comply with certain financial and non-financial covenants. At June 30, 2000, the Company was in compliance with such covenants.

     The Company's financial market risk exposures relate primarily to interest rates. Therefore, the Company utilizes interest rate agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. In October 1997, the Company entered into interest rate swaps on issued variable-rate debt for notional amounts totaling $80 million. This effectively converted variable-rate debt into fixed-rate debt, with an interest rate of 7.44% at June 30, 2000. These agreements mature on October 1, 2002. Notional amounts do not represent cashflow, and credit risk exposure is limited to the net interest differentials. The swap rate difference resulted in a reduction of approximately $85,539 in interest expense in the first six months of 2000, compared to what interest expense would have been had the debt remained at variable rates.

     Residential development spending was $76.4 million in the first six months of 2000. Spending during the first six months of 2000 at the Mililani, Lalea and Royal Kunia residential developments on Oahu was approximately $31.8 million, $0.5 million and $12.2 million, respectively. Spending during the first six months of 2000 at the Bakersfield, California; Orlando, Florida; and Sierra Vista, Arizona residential developments was approximately $11.9 million, $1.6 million and $3.6 million, respectively. In addition, in 1999, the Company completed its acquisition of the Saddle Creek residential development, which is located in Copperopolis, California. Development costs for this project totaled $5.6 million during the first six months of 2000. In connection with the Saddle Creek acquisition, the Company assumed approximately $5.8 million in assessment district liabilities and a $2.2 million note payable, which matures in 2002.

     Total resort capital spending was approximately $2.8 million for the first six months of 2000. Developmental expenditures on the island of Lanai totaled $7.6 million during the first six months of 2000.

                              CASTLE & COOKE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital expenditures at the commercial projects totaled $18.8 million during the first six months of 2000. Commercial spending included $1.9 million for the construction of the 173,000 square foot Falls of the Neuse office building in Raleigh, North Carolina and $6.1 million related to the telecommunication building being built in Orlando. Commercial spending on the island of Oahu, Hawaii included $4.5 million for additions to the Town Center of Mililani and the Dole Cannery Square shopping and entertainment centers. At the Dole Cannery Square, a movie theater was completed and opened in the third quarter of 1999, and a newly constructed Home Depot opened in September 1999. At the Town Center of Mililani, a movie theater was completed and opened in the fourth quarter of 1999.

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

                              CASTLE & COOKE, INC.
                                    PART II.
                                OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS


     Following March 29, 2000, eight purported class action lawsuits were filed against the Board of Directors of the Company alleging breach of fiduciary duty and self-dealing by the Directors in connection with the proposal received by the Company on March 29, 2000 from Flexi-Van Leasing, Inc. ("Flexi-Van") to acquire the approximately 73% of the outstanding shares of the common stock of the Company not owned by Flexi-Van or its affiliates for $17 per share, all cash. The proposal was subsequently increased to $18.50 per share on May 22, 2000, after which time the terms of a merger agreement with the Company ("Merger Agreement") were finalized and a formal tender offer was commenced on May 31, 2000 by Castle Acquisition Company, Inc., which is wholly-owned by Flexi-Van Leasing, Inc. ("Tender Offer"). Flexi-Van Leasing, Inc. is wholly-owned by David
H. Murdock, the Chairman of the Board of Directors and Chief Executive Officer of the Company.

     Five of the lawsuits were filed in the Superior Court of the State of California for the County of Los Angeles and three of the lawsuits were filed in the Circuit Court of the Second Circuit of the State of Hawaii. Each of the lawsuits was filed by a shareholder of the Company, on behalf of all other shareholders of the Company who were similarly situated, and sought to have the class certified and the shareholder bringing the lawsuit named as representative of the class. In addition, the lawsuits generally sought to enjoin the transaction contemplated by the Tender Offer, rescission, if the transaction was consummated, damages and attorneys' fees. In addition to naming the Directors as defendants, seven of the lawsuits named the Company as a defendant and two named Flexi-Van as a defendant.

     Subject to final court approval, the lawsuits were settled and a settlement ("Settlement") was approved by the District Court for the State of Hawaii, Second Circuit, on July 5, 2000. Pursuant to the Settlement, the offer price of the Tender Offer was increased to $19.25 per share, and the cases would be dismissed with prejudice. Separately, members of the class have been sent notices dealing with the Settlement and their rights under it.

     In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 5. OTHER INFORMATION

TENDER OFFER AND MERGER

     The Tender Offer by Castle Acquisition Company, Inc. for all of the outstanding shares of common stock of the Company was commenced on May 31, 2000 at $18.50 per share in accordance with the Merger Agreement. In connection with the settlement of the litigation relating to the Tender Offer, Castle Acquisition Company, Inc. increased the offer price under the Tender Offer to $19.25 per share. Pursuant to the Tender Offer, which expired on July 21, 2000, Castle Acquisition Company, Inc. purchased 11,160,004 shares of the Company's common stock (representing approximately 89% of the stock outstanding on that date that was not already owned by Castle Acquisition Company, Inc. and its affiliates). Castle Acquisition Company, Inc. and its affiliates owned 15,661,314 shares of the Company's common stock (representing approximately 92% of the outstanding common stock of the Company) as of July 31, 2000.

                              CASTLE & COOKE, INC.
                                    PART II.
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION (CONTINUED)

     Following the expiration of the Tender Offer and in accordance with the Merger Agreement, the Board of Directors of the Company has called a special meeting of the shareholders of the Company for September 6, 2000 at 10:30 a.m. to be held at Suite 700, 1999 Avenue of the Stars, Los Angeles, California, for the purpose of considering and voting upon a proposal to approve and adopt the Merger Agreement providing for, among other things, the merger of Castle Acquisition Company, Inc. with and into the Company and such other business as may properly come before the meeting or any adjournment or postponement thereof. A record date of July 31, 2000 has been fixed by the Board of Directors for the determination of shareholders entitled to notice of and to vote at the meeting and proxy materials for the meeting have been mailed to these shareholders.

     The merger will constitute the second and final step of the acquisition of the Company by Flexi-Van. Upon consummation of the merger, all shares of common stock of the Company not already owned by Castle Acquisition Company, Inc. or its affiliates or shareholders, if any, of the Company who are entitled to and who properly exercise dissenters' rights will be converted into the right to receive $19.25 per share in cash, without interest. Because the approval of a majority of the outstanding shares is sufficient to approve and adopt the Merger Agreement, Castle Acquisition Company, Inc. and its affiliates can cause the merger to occur without the affirmative vote of any other holders of shares. All shareholders of record of the Company on the July 31, 2000 record date have the right to dissent and obtain payment for their shares by complying with the terms of Section 415-80 and 415-81 of the Hawaii Business Corporation Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits


           Exhibit
             No.
           -------
            10.1    Castle & Cooke, Inc. Deferred Compensation Plan
            27      Financial Data Schedule

     (b)   Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000. All other items required under Part II are omitted because they are not applicable.

                              CASTLE & COOKE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASTLE & COOKE, INC.
                                            Registrant

Date:   August 14, 2000               BY   /s/  EDWARD C. ROOHAN
                                          -------------------------------------
                                                Edward C. Roohan
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal financial officer)


Date:    August 14, 2000               BY  /s/  JOHN R. PETRI
                                          -------------------------------------
                                                John R. Petri
                                                Corporate Controller
                                                (Principal accounting officer)